Form 10-Q
period 1999-12-31
QUINTUS CORP
filed 2000-02-14
CIK 1024678

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-27985

                               QUINTUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     77-0021612
   (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                            47212 MISSION FALLS COURT
                            FREMONT, CALIFORNIA 94539
          (Address of principal executive offices, including ZIP code)

                                 (510) 624-2800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Although the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a registration statement on Form S-1 (the "Registrant Statement") was declared effective by the Securities and Exchange Commission on November 15, 1999.

The number of shares outstanding of the registrant's common stock as of January 31, 2000 was 33,371,644.

                               QUINTUS CORPORATION

                                      INDEX


                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and March 31, 1999                                                           1

         Condensed Consolidated Statements of Operations and Comprehensive
         Loss for the Three and Nine Months Ended December 31, 1999 and 1998          2

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 1999 and 1998                                             3

         Notes to Condensed Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                        6

Item 3.  Qualitative and Quantitative Disclosures About Market Risk                  20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                           20

Item 2.  Changes in Securities and Use of Proceeds                                   20

Item 3.  Defaults Upon Senior Securities                                             22

Item 4.  Submission of Matters to a Vote of Securities Holders                       22

Item 5.  Other Information                                                           23

Item 6.  Exhibits and Reports on Form 8-K                                            23

         SIGNATURE                                                                   25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               QUINTUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    DECEMBER 31,    MARCH 31,
                                                                                       1999           1999
                                                                                    ------------    ---------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                        $  36,820      $  1,785
    Short-term investments                                                              30,700            --
    Accounts receivable, net                                                            16,284         8,671
    Prepaid expenses and other assets                                                    1,533           573
                                                                                     ---------      --------
            Total current assets                                                        85,337        11,029

Property and equipment, net                                                              4,463         3,162
Purchased technology, net                                                                1,788         2,111
Intangible assets, net                                                                  44,264         2,970
Other assets                                                                               830           322
                                                                                     ---------      --------
Total assets                                                                         $ 136,682      $ 19,594
                                                                                     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
    Accounts payable                                                                 $   3,601      $  2,352
    Accrued compensation and related benefits                                            4,873         2,114
    Other accrued liabilities                                                            3,656         2,268
    Deferred revenue                                                                     8,077         6,615
    Borrowings under bank line of credit                                                    --         4,868
    Current portion of debt and lease obligations                                          888         1,456
                                                                                     ---------      --------
            Total current liabilities                                                   21,095        19,673

Debt and lease obligations, less current portion                                         1,447         1,801
Deferred revenue                                                                           500           400

Redeemable convertible preferred stock                                                      --        17,811

STOCKHOLDER'S EQUITY (DEFICIENCY):
    Convertible preferred stock, $0.001 par value; authorized shares --
        10,000,000 in December 1999 and 14,555,000 in March 1999;
        issued and outstanding shares -- none in December 1999 and
        13,970,914 in March 1999                                                            --            14
    Redeemable convertible preferred stock, $0.001 par value;  authorized shares -- none in December 1999 and 4,500,000 in March 1999; issued and outstanding shares -- none in December 1999 and
        3,967,935 in March 1999                                                             --             3
    Common stock, $0.001 par value; authorized shares -- 100,000,000 in December 1999 and 40,000,000 in March 1999; issued and
        outstanding shares -- 33,257,765 in December 1999 and 4,208,478
        in March 1999                                                                       34             4
    Additional paid-in capital                                                         161,439        15,483
    Notes receivable from stockholders                                                    (223)         (117)
    Deferred compensation                                                               (2,526)         (884)
    Unrealized loss on short-term investments                                              (30)           --
    Accumulated deficit                                                                (45,054)      (34,594)
                                                                                     ---------      --------
          Total stockholders' equity (deficiency)                                      113,640       (20,091)
                                                                                     ---------      --------
Total liabilities and stockholders' equity (deficiency)                              $ 136,682      $ 19,594
                                                                                     =========      ========


     See accompanying notes to condensed consolidated financial statements.

                               QUINTUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  -----------------------------    ----------------------------
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       1999            1998           1999            1998
                                                   ------------    ------------    ------------    ------------
REVENUES:
    License                                          $  9,471        $ 2,930        $ 22,819        $ 12,843
    Service                                             4,042          3,024          12,784           8,971
                                                     --------        -------        --------        --------
        Total revenues                                 13,513          5,954          35,603          21,814

COST OF REVENUES:
    License                                             1,319            155           1,990             423
    Service                                             2,886          2,426           7,957           6,602
                                                     --------        -------        --------        --------
        Total cost of revenues                          4,205          2,581           9,947           7,025
                                                     --------        -------        --------        --------

Gross profit                                            9,308          3,373          25,656          14,789

OPERATING EXPENSES:
    Sales and marketing                                 7,840          4,639          17,278          13,255
    Research and development                            3,312          1,792           7,286           5,145
    General and administrative                          1,610          1,109           3,603           2,741
    Amortization of intangibles                         2,045            798           3,637           2,394
    Acquired in-process technologies                    3,000             --           3,000              --
    Stock-based compensation                              574             56           1,183             116
                                                     --------        -------        --------        --------
        Total operating expenses                       18,381          8,394          35,987          23,651
                                                     --------        -------        --------        --------

Loss from continuing operations                        (9,073)        (5,021)        (10,331)         (8,862)

Other income (expense), net                               296           (181)           (129)           (706)
                                                     --------        -------        --------        --------

Net loss from continuing operations                    (8,777)        (5,202)        (10,460)         (9,568)

Loss from discontinued operations                          --           (781)             --          (1,430)
                                                     --------        -------        --------        --------

Net loss                                               (8,777)        (5,983)        (10,460)        (10,998)
                                                     ========        =======        ========        ========


OTHER COMPREHENSIVE LOSS:
    Unrealized loss on short-term investments             (30)            --             (30)             --
                                                     --------        -------        --------        --------

Comprehensive loss                                   $ (8,807)       $(5,983)       $(10,490)       $(10,998)
                                                     ========        =======        ========        ========


BASIC AND DILUTED NET LOSS PER COMMON SHARE:
    Continuing operations                            $  (0.48)       $ (1.62)       $  (1.24)       $  (3.24)
    Discontinued operations                                --          (0.25)             --           (0.48)
                                                     --------        -------        --------        --------

Basic and diluted net loss per common share          $  (0.48)       $ (1.87)       $  (1.24)       $  (3.72)
                                                     ========        =======        ========        ========

Shares used in computation, basic and diluted          18,298          3,207           8,434           2,955
                                                     ========        =======        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                               QUINTUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                          -----------------------------
                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              1999             1998
                                                                          ------------     ------------
OPERATING ACTIVITIES:
     Net loss                                                               $(10,460)        $(10,998)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          5,010            3,854
        Stock based compensation                                               1,183              116
        Noncash interest expense                                                  --               72
        Acquired in-process technologies                                       3,000               --
        Provision for doubtful accounts                                          300              200
        Changes in operating assets and liabilities:
            Accounts receivable                                               (7,740)          (1,743)
            Prepaid expenses and other current assets                           (158)              69
            Accounts payable                                                   1,234              (98)
            Accrued compensation and related benefits                          2,760              224
            Other accrued liabilities                                            605            1,337
            Deferred revenue                                                     499            2,666
                                                                            --------         --------
Net cash used in operating activities                                         (3,767)          (4,301)
                                                                            --------         --------

INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                744               --
     Purchase of property and equipment                                       (1,649)          (1,750)
     Purchase of short-term investments                                      (30,730)              --
     Increase in other assets                                                   (440)             (87)
                                                                            --------         --------

Net cash used in investing activities                                        (32,075)          (1,837)
                                                                            --------         --------

FINANCING ACTIVITIES:
     Proceeds from initial public offering, net                               84,964               --
     Proceeds from issuance of preferred stock                                11,247            5,275
     Proceeds from issuance of common stock                                      368               78
     Repurchase of common stock                                                   (6)             (29)
     Proceeds from payment of notes receivable                                    59                1
     Proceeds from notes payable to stockholders                                  --            1,000
     Payments of redeemable preferred stock                                  (18,122)              --
     Borrowings (repayment) under bank line of credit                         (4,868)             118
     Borrowings (repayments of) bank loan                                     (2,623)          (2,050)
     Principal payments on capital lease obligations                            (142)             (90)
                                                                            --------         --------
Net cash provided by financing activities                                     70,877            4,303
                                                                            --------         --------

Net increase (decrease) in cash and cash equivalents                          35,035           (1,835)

Cash and  cash equivalents at beginning of period                              1,785            1,986
                                                                            --------         --------

Cash and cash equivalents at end of period                                  $ 36,820         $    151
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     Cash paid for interest                                                 $    528         $    318
                                                                            ========         ========

SUPPLEMENTAL NONCASH ACTIVITIES
     Issuance of common stock and preferred stock and assumption
        of options and warrants for the acquisition of Acuity               $ 46,157         $     --
     Issuance of common stock in exchange for notes receivable              $    165         $     --
     Property acquired under capital lease                                  $    446         $     --
     Issuance of warrants                                                   $    660         $    165
     Issuance of common stock below fair market value                       $  2,725         $    405
     Issuance of Series E preferred stock for notes payable to
        stockholders                                                        $     --         $  5,684


     See accompanying notes to condensed consolidated financial statements.

                               QUINTUS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Quintus Corporation ("Quintus") and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The result of operations for the three and nine-month periods ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in Quintus' Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on November 15, 1999 (the "Registration Statement").

2.  INITIAL PUBLIC OFFERING

        On November 16, 1999, Quintus completed an initial public offering in which it sold 5,175,000 shares of common stock at $18 per share, which included 675,000 shares in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were $85.0 million, net of underwriters' discounts and other related costs of $8.2 million. Immediately after the closing of the offering, Quintus paid $18.1 million to holders of some series of preferred stock. The remaining net proceeds were held in cash equivalents and short-term investments at December 31, 1999. Upon the completion of the offering, all 17,938,849 shares of preferred stock, par value $0.001 per share, were automatically converted to common stock on a one for one basis.

3.  ACQUISITION OF ACUITY CORPORATION

        On November 10, 1999, Quintus completed its acquisition of Acuity Corporation ("Acuity"), a company specializing in providing Web based customer interaction software. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Acuity have been included in Quintus' consolidated financial statements since the acquisition date. Quintus issued 2,021,146 shares of common stock and 3,047,378 shares of preferred stock. The shares of preferred stock were converted to common stock upon the completion of the offering on November 16, 1999. In addition, Quintus assumed warrants and options to purchase 328,364 shares and 422,867 shares of common stock, respectively. The purchase price for the acquisition was $47.1 million based on capital stock issued, the value of the options and warrants assumed, and transaction costs incurred. Quintus recognized a charge for in-process technologies of $3.0 million in the quarter ended December 31, 1999. The fair market value of assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

    Tangible assets                               $ 3,616
    Goodwill and other intangible assets           44,609
    In-process research and development             3,000
    Liabilities assumed                            (4,079)
                                                  -------
                                                  $47,146
                                                  =======

        Intangible assets consist of purchased technology and assembled workforce of $1.4 million which are being amortized over four years, trademark and trade name, customer related intangibles and goodwill of $43.2 million which are being amortized over five years, the in-process research and development of $3.0 million which was expensed upon acquisition.

        The acquired technology provides a comprehensive framework to manage internet-based customer interactions, including Web self-service, Web chat, browser-based collaboration and Web-call back. The in-process research and development represents technology which has not yet reached technological feasibility and does not have alternative future uses. This amount was charged to Quintus' operations during the quarter ended December 31, 1999. The in-process research and development was identified and valued through extensive interviews and discussions with Quintus and Acuity management and the analysis of data provided by Acuity concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each in-process research and development project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects.

        The following unaudited pro forma consolidated results of operations for the nine months ended December 31, 1999 and 1998 assume the acquisition of Acuity occurred as of April 1 of each period. The one-time $3.0 million charge for purchased in-process technology was excluded as it was a material nonrecurring charge.

    (in thousands, except per share data):

                                           NINE MONTHS ENDED   NINE MONTHS ENDED
                                           -----------------   -----------------
                                           DECEMBER 31, 1999   DECEMBER 31, 1998
                                           -----------------   -----------------
     Revenues                                   36,761              26,664
     Net Loss from Continuing Operations       (18,609)            (22,854)
     Loss Per Share                             (1.85)              (4.59)


4.  COMMON STOCK AND NET LOSS PER SHARE

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands):

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          -----------------------------    -----------------------------
                                                          DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                              1999             1998            1999             1998
                                                          ------------     ------------    ------------     ------------
     Net loss from continuing operations (numerator),
          basic and diluted                                 $ (8,777)        $(5,983)        $(10,460)        $(10,998)
                                                            ========         =======         ========         ========

     Shares (denominator):
         Weighted average common shares outstanding           19,026           4,217            9,222            4,230
         Weighted average common shares outstanding
              subject to repurchase                             (728)         (1,010)            (788)          (1,275)
                                                            --------         -------         --------         --------
     Shares used in computation, basic and diluted            18,298           3,207            8,434            2,955
                                                            ========         =======         ========         ========

     Loss per share from continuing operations,
              basic and diluted                             $  (0.48)        $ (1.87)        $  (1.24)        $  (3.72)
                                                            ========         =======         ========         ========

    At December 31, 1999 and 1998, options to purchase 2,859,664 and 1,946,309 shares of common stock, and warrants to purchase 837,358 and 722,645 shares of common stock and preferred stock (in 1998) were excluded from the calculation of net loss per share as their inclusion would be antidilutive.

5.  COMPREHENSIVE LOSS

        In fiscal 2000, Quintus adopted the Financial Accounting Standards Board
    (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that shows the new measure of income. Comprehensive income includes unrealized gains and losses on debt and equity securities that have been previously excluded from net loss and instead, reflected in equity. Quintus has reported the components of comprehensive loss on its consolidated statements of operations.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1998, the Accounting Standards Executive Committee (AcSEC) issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. SOP 98-1 will be effective for Quintus' fiscal year ending March 31, 2000. Quintus believes the adoption of this statement will not have a significant impact on its financial position, results of operations or cash flows.

        In April 1998, the AcSEC issued SOP 98-5, Reporting on the Costs of Start-up Activities. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 will be effective for Quintus' fiscal year ending March 31, 2000. Quintus believes the adoption of this statement will not have a significant impact on its financial position, results of operations or cash flows.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for Quintus' fiscal year ending March 31, 2001. Management believes that this statement will not have a significant impact on Quintus' financial position, results of operations or cash flows.

7.  LEGAL MATTERS

        Quintus may be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on Quintus' financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements within the meaning Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Quintus' actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this quarterly report on Form 10-Q and the Registration Statement. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

    Quintus provides a comprehensive e-Customer Relationship Management or eCRM solution to manage customer interactions, such as customer orders, inquiries and service requests, and deliver consistent customer service across multiple communication channels, including the Internet, email and the telephone. Our Quintus eContact software suite includes applications that address the needs of customer service representatives and agents in sales and service, consumer relations, technical support and human resources centers and a routing engine to manage customer interactions. These applications and our routing engine can be sold separately or in a group. eContact enables companies to handle high volumes of customer interactions and leverage opportunities to sell additional products and services to their customers.

    The Quintus eContact software suite allows companies to personalize, route and manage customer interactions. Our eContact suite enables consistent customer service through the use of common rules for prioritizing, handling and responding to customer interactions, shared customer profile information, uniform strategies for selling additional products and services to customers, and consolidated management and reporting functions that allow companies to capture and analyze customer information.

    We derive substantially all of our revenues from licenses and services associated with our products. License revenues are derived from product sales to customers and through resellers and distributors. Service revenues are attributable to the installation, consulting, maintenance and other support services related to the sale of our products.

    License revenues from sales to end users are recognized upon shipment of the product, if a signed contract exists, the fee is fixed and determinable, collection is deemed probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. License revenues for contracts requiring us to provide significant customization services are recognized using percentage of completion accounting using labor days as the basis for determining the percentage complete. License revenues from sales to resellers and distributors are generally recognized at the time a reseller or distributor reports to us that they have sold our software and all revenue recognition criteria have been met.

    Service revenues include maintenance revenues which were deferred and recognized ratably over the maintenance period, which in most cases is one year, and revenues from training and consulting services, which are recognized as services are performed.

    We sell our products to customers in North and South America, Europe, South Africa and Japan through a direct sales force and indirectly through resellers and distribution partners. All of our sales are denominated in U.S. dollars. We intend to establish additional distribution relationships with partners outside of the United States and expect international revenues to continue to increase as a percentage of our total revenues in the future. We also expect that sales of our products to a limited number of parties will continue to account for a large percentage of total revenues for the foreseeable future.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations as a percentage of total revenues:

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                            ---------------------------   ---------------------------
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                1999          1998            1999           1998
                                            ------------   ------------   ------------   ------------
REVENUES:
     License                                    70.1 %         49.2 %         64.1 %         58.9 %
     Service                                    29.9           50.8           35.9           41.1
                                               -----          -----          -----          -----
         Total revenues                        100.0          100.0          100.0          100.0

COST OF REVENUES:
     License                                     9.8            2.6            5.6            1.9
     Service                                    21.3           40.7           22.3           30.3
                                               -----          -----          -----          -----
         Total cost of revenues                 31.1           43.3           27.9           32.2
                                               -----          -----          -----          -----

Gross profit                                    68.9           56.7           72.1           67.8

OPERATING EXPENSES:
     Sales and marketing                        58.1           77.9           48.5           60.8
     Research and development                   24.5           30.1           20.6           23.6
     General and administrative                 11.9           18.6           10.1           12.6
     Amortization of intangibles                15.1           13.4           10.2           11.0
     Acquired in-process technologies           22.2             --            8.4             --
     Stock-based compensation                    4.2            1.0            3.3            0.4
                                               -----          -----          -----          -----
         Total operating expenses              136.0          141.0          101.1          108.4
                                               -----          -----          -----          -----
Loss from continuing operations                (67.1)         (84.3)         (29.0)         (40.6)

Other income (expense), net                      2.1           (3.0)          (0.4)          (3.2)
                                               -----          -----          -----          -----
Net loss from continuing operations            (65.0)         (87.3)         (29.4)         (43.8)

Loss from discontinued operations                 --          (13.2)            --           (6.6)
                                               -----          -----          -----          -----

Net loss                                       (65.0)%       (100.5)%        (29.4)%        (50.4)%
                                               =====          =====          =====          =====


REVENUES

    Total Revenues. Total revenues for the third quarter of fiscal 2000 increased 127.0% to $13.5 million from $6.0 million in the third quarter of fiscal 1999. For the nine months ended December 31, 1999, total revenues increased 63.2% to $35.6 million from $21.8 million in the comparable period of fiscal 1999. One customer, Ticketmaster, L.L.P., accounted for 38.7% and 17.8% of total revenues in the third quarter of fiscal 2000 and for the nine months ended December 31, 1999, respectively. No one customer accounted for more than 10.0% of total revenues for the third quarter of fiscal 1999 and for the nine months ended December 31, 1998.

    License. License revenues increased 223.2% to $9.5 million in the third quarter of fiscal 2000 from $3.0 million in the third quarter of fiscal 1999. Total license revenues in the nine months ended December 31, 1999 increased 77.7% to $22.8 million from $12.8 million in the comparable period in fiscal 1999. The increase in license revenues was primarily due to an increase in the number of licenses sold to new and existing customers and increased sales generated by our expanded sales force. The increase in the number of licenses was primarily due to increased market acceptance of our products, both in the United States and internationally.

    Service. Service revenues increased 33.7% to $4.0 million in the third quarter of fiscal 2000 from $3.0 million in the third quarter of fiscal 1999. Service revenues in the nine months ended December 31, 1999 increased 42.5% to $12.8 million from $9.0 million in the comparable period of fiscal 1999. The increase in absolute dollars was primarily due to growth in our consulting business and growth in our installed base of customers with a maintenance contract. Service revenues as a percentage of total revenues decreased to

29.9% for the third quarter of fiscal 2000 from 50.8% for the third quarter of fiscal 1999, and to 35.9% in the period ended December 31, 1999 from 41.1% in the period ended December 31, 1998. Service revenues decreased as a percentage of total revenues as we continue to have third-party system integrators undertake a greater percentage of our product implementation. In future periods, we expect this trend to continue.

COST OF REVENUES

    License. Cost of licenses consists primarily of royalties, product packaging, documentation and production. Cost of licenses increased 751.0% to $1.3 million in the third quarter of fiscal 2000 from $155,000 in the third quarter of fiscal 1999 representing 13.9% and 5.3% of license revenues in the respective periods. Cost of licenses increased 370.4% to $2.0 million in the nine months ended December 31, 1999 from $423,000 in the comparable period in fiscal 1999 representing 8.7% and 3.3% of license revenues in the respective periods. The increase was primarily due to an increase in sales of third-party license revenues and the resulting increase in third-party royalty payments and to a lesser extent increases in material costs and other related expenses. The cost of licenses may vary significantly in the future, depending on the mix of internally developed and third-party products.

    Service. Cost of services consists primarily of personnel costs and third-party consulting fees associated with implementation, customization, maintenance and other support services. Cost of services increased 19.0% to $2.9 million in the third quarter of fiscal 2000 from $2.4 million in the third quarter of fiscal 1999, representing 71.4% and 80.2% of service revenues, respectively. Cost of services increased 20.5% to $8.0 million in the nine months ended December 31, 1999 from $6.6 million in the comparable period in fiscal 1999, representing 62.2% and 73.6% of service revenues, respectively. The dollar increase was primarily due to the number of third-party consultants we engaged to provide consulting and implementation of our products and an increase in our installed base for our maintenance contracts. Cost of services as a percentage of service revenues declined primarily due to an increase in margins for service revenues. Cost of services as a percentage of service revenues may vary between periods due to the mix of services provided and the resources used to provide these services.

OPERATING EXPENSES

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, public relations, marketing materials and trade shows. Sales and marketing expenses increased 69.0% to $7.8 million in the third quarter of fiscal 2000 from $4.6 million in the third quarter of fiscal 1999, representing 58.1% and 77.9% of total revenues in the respective quarter. For the nine months ended December 31, 1999, sales and marketing expenses increased 30.4% to 17.3 million from $13.3 million in the comparable period in fiscal 1999, representing 48.5% and 60.8% of total revenues in the respective periods. The increase in the dollar amount of sales and marketing expenses was attributable primarily to the addition of sales and marketing personnel, which increased from 67 employees at December 31, 1998 to 99 employees at December 31, 1999, an increase in sales commissions associated with increases in revenues and higher marketing costs due to expanded advertising and promotional activities. Sales and marketing expenses as a percentage of total revenues decreased primarily due to growth in total revenues. We intend to invest substantial resources to expand our direct sales force and other distribution channels, and to conduct marketing programs to support our existing and new product offerings. As a result, sales and marketing expenses are expected to increase in future periods.

    Research and Development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement and localization of existing products, and quality assurance and testing costs incurred prior to commercial production. Research and development expenses increased 84.8% to $3.3 million in the third quarter of fiscal 2000 from $1.8 million in the third quarter of fiscal 1999, representing 24.5% and 30.1% of total revenues in the respective quarter. For the nine months ended December 31, 1999, research and development expenses increased 41.6% to $7.3 million from $5.1 million in the comparable period of fiscal 1999, representing 20.6% and 23.6% of total revenues in the respective periods. The increase in research and development expenses was primarily due to increases in personnel, which increased from 42 employees at December 31, 1998 to 84 employees at December 31, 1999. The decline in research and development expenses as a percentage of total revenues was primarily due to the growth in total revenues. We anticipate that research and development expenses in absolute dollars will continue to increase in future periods. To date, all research and development costs have been expensed as incurred.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and human resource employees, as well as accounting, legal, other professional fees and allowance for doubtful accounts. General and administrative expenses increased 45.2% to $1.6 million in the third quarter of fiscal 2000 from $1.1 million in the third quarter of fiscal 1999, representing 11.9% and 18.6% of total revenues in the respective quarter. For the nine months ended December 31, 1999, general and administrative expenses increased 31.4% from to $3.6 million from $2.7 million in the comparable period of fiscal 1999, representing 10.1% and 12.6% of total revenues in the respective periods. The dollar increase was primarily due to increase in personnel, which increased from 24 employees at December 31, 1998 to 35 employees at December 31, 1999, and associated expenses necessary to manage and support our increased scale of operations. The decline in general and administrative expenses as a percentage of total revenues was primarily due to the growth in total revenues. We currently expect general and administrative expenses to increase in absolute dollars in the future as we continue to expand our infrastructure.

    Amortization of Intangibles. Amortization of intangibles represents costs associated with our acquisition of Nabnasset in November 1997 and our acquisition of Acuity in November 1999. Amortization is recorded on a straight-line basis over a period of three to five years ending September 2004. Amortization of intangibles was $2.0 million and $798,000 for the third quarter of fiscal 2000 and 1999, respectively, representing 15.1% and 13.4% of total revenues in the respective quarter. Amortization of intangibles was $3.6 million and $2.4 million for the nine months ended December 31, 1999 and 1998, respectively, representing 10.2% and 11.0% of total revenues in the respective periods.

    Acquired In-Process Technologies. In November 1999, we acquired Acuity for $47.1 million based on capital stock issued, the value of options and warrants assumed, and transaction costs incurred. The transaction was accounted for as a purchase. In this acquisition, acquired technologies of $3.0 million were charged to operations in the third quarter of fiscal 2000 as the technologies did not have alternative future uses as of the date of the acquisition. There were no acquired in-process technologies for the respective quarter and nine months ended December 31, 1998.

    Stock-Based Compensation. In the nine months ended December 31, 1999 and 1998, we recorded deferred stock-based compensation of $2.7 million and $431,000, relating to stock options granted to employees. Such amounts represent the difference between the exercise price and the deemed fair value of our common stock at the date of grant. These amounts are being amortized over the vesting periods of the granted options. In the third quarter of fiscal 2000 and 1999, we recognized stock-based compensation expense, in continuing operations, related to options granted to employees of $574,000 and $56,000, respectively. In the nine months ended December 31, 1999 and 1998, we recognized stock-based compensation expense, in continuing operations, related to options granted to employees of $1.2 million and $116,000, respectively.

    Other Income (Expense), Net. Other income in the third quarter of fiscal 2000 consisted primarily of interest income from our investments of initial public offering proceeds in short-term investments. Interest expense of $181,000 in the third quarter of fiscal 1999 and $706,000 in the nine months ended December 31, 1998 was primarily due to our line of credit with a financial institution, which was paid in full in the third quarter of fiscal 2000. Included within interest expense in the nine months ended December 31, 1998, is $165,000 with respect to warrants granted in connection with notes payable to stockholders.

DISCONTINUED OPERATIONS

    On February 26, 1999 we sold the assets of our Call Center Enterprises division. The division had a loss of $781,000 for the third quarter of fiscal 1999 and $1.4 million for the nine months ended December 31, 1998, which were recorded as discontinued operations. We may receive an additional payment of up to 1998 to 84 employees at December 31, 1999. The decline in research and development expenses as a percentage of total revenues was primarily due to the growth in total revenues. We anticipate that research and development expenses in absolute dollars will continue to increase in future periods. To date, all research and development costs have been expensed as incurred. $400,000 from the sale of Call Center Enterprises based on the number of former Call Center Enterprises employees who remain employed by the purchaser for one year subsequent to the date of disposition.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, our principal source of liquidity was approximately $67.5 million of cash, cash equivalents and short-term investments.

    On November 16, 1999, we completed an initial public offering in which we sold 5,175,000 shares of common stock at $18 per share, including 675,000 shares in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were $85.0 million, net of underwriters' discounts and other related costs of $8.2 million. Immediately after the closing of our offering, we paid $18.1 million to holders of some series of our preferred stock. The remaining net proceeds were held in cash equivalents and short-term investments at December 31, 1999.

    Cash used in operating activities was $3.8 million and $4.3 million for the nine months ended December 31, 1999 and 1998, respectively. Cash used for the nine months ended December 31, 1999 was primarily due to a net loss of $10.5 million and an increase in accounts receivable, offset by increases in depreciation and amortization, a $3.0 million non-cash charge for in-process technologies related to our acquisition of Acuity, and increases in accrued compensation and accounts payable.

    Cash used in investing activities was $32.1 million and $1.8 million for the nine months ended December 31, 1999 and 1998, respectively. Cash used in investing activities for the nine months ended December 31, 1999 was primarily for purchases of short-term investments of $30.7 million.

    Cash provided by financing activities was $70.9 million and $4.3 million for the nine months ended December 31, 1999 and 1998, respectively. Cash provided by financing activities consisted primarily of net proceeds from our initial public offering in November 1999 of $85.0 million and net proceeds from issuance of preferred stock of $11.2 million, offset in part by payments of $18.1 million to some series of our preferred shareholders and $4.9 million in repayments of our bank line of credit.

    We expect to experience significant growth in our operating expenses, particularly sales and marketing and research and development expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We currently anticipate that our current cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs for working capital and capital for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

YEAR 2000 COMPLIANCE

    In 1999, we implemented a company-wide program to identify and correct any systems or devices which were not Year 2000 compliant. We determined that our proprietary software products were Year 2000 compliant when configured and used in accordance with the related documentation, assuming that the underlying operation system of the host machine and any other software used with or in the host machine or our products were Year 2000 compliant. Based on the results of these tests, we did not expect recent versions of our products to suffer Year 2000-related problems, and to date we have not experienced significant Year 2000-related problems.

    We made reasonable efforts to ensure that software licensed from third parties that we incorporate into our eContact suite was Year 2000 compliant. In instances where our customers were using older, non-compliant versions of these software components, we advised them specifically what changes they needed to make in order to make their systems Year 2000 compliant.

    We assessed our material internal IT systems, including both our own software products and third party software and hardware technology, and our non-IT systems. To the extent that we were not able to test the technology provided by third-party vendors, we sought assurances from these vendors that their systems were Year 2000 compliant.

    As of December 1999, we did not have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may have incurred significant expenses to achieve Year 2000 compliance and they may experience significant costs remedying any Year 2000 complications that may have arisen. Our customers may also face litigation costs related to Year 2000 complications. In either case, Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for, or delay purchases of, our products and services. As a result, our operating results could suffer.

    We funded our Year 2000 readiness program from operating cash flows and did not separately account for these costs. These expenses have not materially affected our operating results. Because we contracted with a third party to perform the majority of our hardware and systems upgrades, our engineering and IT projects were not materially delayed.

    Although we believe that no serious problems have arisen or will arise in the future, a reasonable "worst case" scenario might include:

           o Cash expenditures and lost person-hours. If certain functions of our eContact suite fail, our customers may be unable to manage their eCRM operations and we may be forced to spend time and money to correct these deficiencies.

           o Alternative use problems. We certified the eContact software components, whether internally developed or licensed from others, as Year 2000 compliant in the eCRM field of use. If any of our customers have adapted and are using eContact for alternative uses, they may face problems we are not aware of.

           o Failure of engineering applications. While we certified as Year 2000 compliant our material internal systems, it is possible that some of our non-critical, narrow use engineering applications will experience difficulties. Although we have not experienced failures in these areas, some engineering efforts could be hindered if problems arise.

    In assessing its state of readiness, Acuity determined, through internal testing or certifications from vendors, that all of its systems were generally Year 2000 compliant. In particular, Acuity investigated the readiness of its desktop applications and its engineering and accounting software systems. Acuity also assessed its internal hardware and servers, as well as its telephone and security systems. Acuity also requested that third-party providers of material software products certify that these software products, including software incorporated into Acuity's products, were Year 2000 compliant. Expenses related to these procedures did not have a material effect on Acuity's results of operations.

    Acuity determined that certain older versions of its software product were not Year 2000 compliant. In response, Acuity attempted to contact all customers with noncompliant products to notify them and to offer them the opportunity to purchase a compliant product upgrade. We may be liable for claims that Acuity customers have against Acuity. In addition, Acuity previously sold an iChat product that was not Year 2000 compliant. Acuity sold its iChat product line prior to entering an agreement to be acquired by us. We believe that any liabilities that result from the iChat product's failure to be Year 2000 compliant will be the responsibility of the purchaser of the iChat product line; however third parties might seek to assert liability against us following our acquisition of Acuity.

RISK FACTORS

    In addition to the other information in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business or any investment in Quintus.

BECAUSE WE MAY NOT ACHIEVE PROFITABILITY, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

    We have not had a profitable quarter and we cannot assure you that we will become profitable. We expect to increase our sales and marketing, research and development, and other expenses as we attempt to grow our business. As a result, we will need to generate significant revenues to become profitable, which we may be unable to do. If we fail to become profitable, the trading price of our common stock could decline significantly. We have funded our operations through the sale of equity securities, borrowings and the sale of our products and services. We incurred net losses from continuing operations of $8.8 million and $5.2 million for the third quarter of fiscal 2000 and 1999 and $10.5 million and $9.6 million for the nine months ended December 31, 1999 and 1998, respectively. As of December 31, 1999 we had an accumulated deficit of $45.1 million. In addition, in November 1999, we acquired Acuity which had incurred net losses of $6.6 million, $7.7 million and $4.6 million in the years ended December 31, 1997 and 1998 and for the nine months ended September 30, 1999, respectively. Acuity had an accumulated deficit of $25.3 million as of September 30, 1999. In connection with our acquisition of Acuity, we recorded approximately $44.6 million of goodwill and intangible assets, which will be amortized on a monthly basis over periods of four to five years. In connection with the acquisition of Acuity, we recognized a charge for in-process technologies of approximately $3.0 million in the quarter ending December 31, 1999.

BECAUSE WE RECENTLY EXPANDED THE SCOPE OF OUR PRODUCT OFFERING, IT MAY BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS PROSPECTS.

    In February 1999, we expanded the scope of our product offering with components for managing email and Internet-based customer interactions and introduced the Quintus eContact suite. As a result, while we sold many of the components that are included in our eContact suite prior to 1999, we have only recently sold the components for managing email and Internet-based customer interactions. We sold our first email management and Internet-based customer service components in the quarter ended September 30, 1999 and, as a result, no customer has completed the implementation of these components. We cannot assure you that our eContact suite will achieve market acceptance. In addition, we are still integrating Acuity's WebCenter and WebACD products into our eContact suite. We may encounter technical difficulties, delays and unforeseen expenses as we continue our product integration and development efforts.

IF OUR INITIAL IMPLEMENTATIONS OF THE QUINTUS ECONTACT SUITE SUFFER PROBLEMS OR DELAYS, OUR REPUTATION AND FUTURE OPERATING RESULTS MAY BE HARMED.

    We are just beginning to deploy our eContact suite. The initial implementations of our eContact suite may encounter problems or delays. Although we have successfully deployed some of the components of our eContact suite, we have not deployed eContact with integrated computer telephony, email, Web chat and Web self-service capabilities. To successfully implement our eContact suite, we must complete the integration of its components and will likely have to integrate eContact with a wide variety of complex systems currently used by our customers. If these implementations meet with significant technological obstacles, we may be forced to spend additional resources, harming our operating results. If the ease and speed of these implementations do not meet the expectations of our customers, our reputation and ability to sell our eContact suite will be harmed.

BECAUSE OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE.

    It is likely that in some future quarter our revenues and operating results will fall below the expectations of market analysts and investors. If this happens, the trading price of our common stock may fall substantially. Our revenues and operating results are likely to vary significantly from quarter to quarter due to a variety of factors, including the risks we describe in this section.

    Our ability to forecast revenues is limited. We derive substantially all of our revenues from licenses of our software and related services. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and we cannot predict revenues for any future quarter with any significant degree of certainty. In addition, we expect that sales derived through indirect channels, which are more difficult to forecast, may increase as a percentage of total revenues in the future. Our expenses are relatively fixed and are based, in part, on our expectations of future revenues. Consequently, if revenue levels do not meet our expectations, our operating results will suffer.

BECAUSE WE DEPEND UPON A LIMITED NUMBER OF LARGE SALES FOR A SUBSTANTIAL PORTION OF OUR REVENUES, THE FAILURE TO OBTAIN LARGE PROSPECTIVE CUSTOMERS COULD CAUSE OUR REVENUES TO FALL QUICKLY AND UNEXPECTEDLY.

    We depend upon a limited number of large sales for a substantial portion of our revenues in each quarter. For example, in the third quarter of fiscal 2000 and in the nine months ended December 31, 1999, our largest customer, Ticketmaster L.L.P., accounted for 38.7% and 17.8% of our total revenues, respectively. Our failure to successfully close one or more large sales in any particular period could cause our revenues to drop quickly and unexpectedly. We expect to continue to be dependent upon a limited number of customers for a significant portion of our revenues, and these customers are expected to vary from period-to-period. The loss of prospective major customers could result in our failure to meet quarterly revenue expectations, causing the trading price of our common stock to fall.

WE RELY HEAVILY ON OUR INDIRECT DISTRIBUTION CHANNELS, PARTICULARLY OUR DISTRIBUTION AGREEMENT WITH LUCENT TECHNOLOGIES.

    If Lucent Technologies were to cease reselling or fail to continue to promote our products, our operating results could be harmed. Lucent Technologies accounted for 5.8% and 21.1% of our total revenues for the third quarter of fiscal 2000 and 1999 and 19.8% and 22.9% of our total revenues for the nine months ended December 31, 1999 and 1998, respectively. Our distribution agreement with Lucent Technologies expires in May 2000 and can be terminated beforehand on 30 days' notice following a material breach of the agreement. Lucent Technologies is not obligated to make any minimum purchases.

    In addition, the loss of a reseller, the failure of a reseller to sell our products, or our failure to attract and retain qualified new resellers in the future could also harm our business. Typically our resellers do not have minimum purchase or resale obligations, can cease marketing our products at any time, and may offer competing products. We intend to expand our indirect distribution channels by establishing additional relationships with resellers and distribution partners. Competition for these relationships is intense, and we may be unable to establish relationships on favorable terms, if at all. Even if we are successful in establishing these relationships, they may not substantially increase our revenues.

BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES COMES FROM SALES OF OUR
CTI PRODUCT, OUR OPERATING RESULTS WILL SUFFER IF THESE SALES DO NOT CONTINUE.

    If sales of our Quintus CTI product do not meet our expectations, our operating results will be harmed. Revenues from our CTI product were 16.8% for the third quarter of fiscal 2000 and 38.4% in fiscal 1999. We expect that revenues from our CTI product will continue to account for a substantial portion of our revenues in the future.

WE FACE A NUMBER OF RISKS RELATED TO OUR RECENT ACQUISITION OF ACUITY, AND WE MAY FACE SIMILAR RISKS IN THE FUTURE IF WE ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES.

    In November 1999, we acquired Acuity, a company located in Austin, Texas, where we previously had no other operations. Although our integration of Acuity's products, personnel and systems is largely complete, unknown complications could arise in the future. If difficulties stemming from these integrations arise in the future, our business and operating results are likely to suffer.

Further, the acquisition of Acuity was our third acquisition within the last three years, and we may make more acquisitions in the future. If we are unable to integrate effectively any newly acquired businesses, technologies or products, our operating results could suffer. Integrating any newly acquired businesses, technologies or products may be expensive and time-consuming. Future acquisitions could also result in large and immediate write-offs for in-process research and development, increased amortization charges or the incurrence of debt and contingent liabilities. To finance acquisitions, we may need to raise additional funds through public or private financings. Additional funds may not be available on favorable terms, or at all, and, in the case of equity financings, may result in dilution to our stockholders. Moreover, we may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully.

BECAUSE MANY OF OUR SALES PEOPLE ARE NEW HIRES AND HIRING ADDITIONAL SALES PERSONNEL IS PARTICULARLY COMPETITIVE, WE MAY BE UNABLE TO EXPAND OUR BUSINESS.

    We have replaced a large number of our sales people during the last year. As a result, many of our sales personnel are new to us. We expect our new sales personnel will require substantial training in our products and sales practices. New sales personnel tend to be less productive than those with greater experience selling our products. Moreover, we intend to hire additional direct sales force personnel in the United States. Competition for qualified sales personnel is particularly intense in the software industry. In the past, we have experienced difficulty hiring employees with appropriate qualifications in the timeframe we desired. Any delays or difficulties we encounter in these recruiting, training or retention efforts could impair our ability to attract new customers and enhance our relationships with existing customers.

BECAUSE THE ECRM MARKET IS HIGHLY COMPETITIVE, WE MAY NOT BE ABLE TO SUCCEED AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

    If we fail to compete successfully in the highly competitive and rapidly changing eCRM market, we may not be able to succeed and you may lose part or all of your investment. We face competition primarily from customer relationship management software firms, emerging Internet customer interaction software vendors and computer telephony software companies. We also face competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, we expect to face additional competition in the future.

    Many of our competitors can devote significantly more resources to the development, promotion and sale of products than we can, and many of them can respond to new technologies and changes in customer preferences more quickly than we can. Further, other companies with resources greater than ours may attempt to gain market share in the eCRM market by acquiring or forming strategic alliances with our competitors.

OUR ABILITY TO PROVIDE EMAIL MANAGEMENT FUNCTIONALITY WOULD BE HARMED IF WE COULD NOT RESELL BRIGHTWARE'S EMAIL MANAGEMENT PRODUCT.

    We resell Brightware's software to provide the email management functionality of the Quintus eContact suite. Our agreement with Brightware expires on March 22, 2000 and can be cancelled without cause upon 60 days' notice. If our relationship with Brightware is not extended beyond March 22, 2000 or if Brightware were to cancel our reseller agreement or be acquired by one of our competitors, or their email management product were otherwise unavailable to us, we would likely incur substantial delays and costs as we attempt to integrate alternative email management functionality into our product suite. In particular, there may be few alternative sources for Brightware's natural language text analysis and automated email response functionality. In addition, if we were not able to resell Brightware's product, companies requiring email management functionality would have to purchase another product. As a result, the sales process with our prospective customers would be complicated by the need to coordinate with a third party.

OUR BUSINESS WILL SUFFER IF THE ECRM MARKET DOES NOT GROW.

    The eCRM market is new and may not grow. The use of email, Web chat and Web self-service as channels for companies to interact with their customers is recent and may not grow as expected. Our potential customers are just beginning to look for solutions for managing customer interactions across multiple communication channels, and concerns about the security, reliability and quality of customer service delivery over the Internet may inhibit the growth of our market. If eCRM software fails to achieve market acceptance, our business will suffer and may not succeed.

BECAUSE WE DEPEND ON THIRD-PARTY SYSTEMS INTEGRATORS TO SELL OUR PRODUCTS, OUR REVENUES WILL LIKELY SUFFER IF WE DO NOT DEVELOP AND MAINTAIN THESE RELATIONSHIPS.

    We rely on systems integrators to promote, sell and implement our solution. If we fail to maintain and develop relationships with systems integrators, our revenues will likely suffer. We currently rely on systems integrators such as AnswerThink Consulting Group, Cambridge Technology Partners and Technology Solutions Company to recommend our products to their customers and to install our products. If we are unable to rely on systems integrators to implement our products, we will likely have to provide these services ourselves, resulting in increased costs. As a result, our ability to grow may be harmed. In addition, systems integrators may develop, market or recommend products that compete with our products. For this reason, we must cultivate our relationships with these firms, and our failure to do so could result in reduced sales revenues. Further, if these systems integrators fail to implement our products successfully, our reputation may be harmed.

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS CAN BE QUITE LENGTHY, IT IS DIFFICULT FOR US TO PREDICT WHEN OR WHETHER A SALE WILL BE MADE.

    The timing of our revenues is difficult to predict in large part due to the length and variability of the sales cycle for our products. Companies often view the purchase of our products as a significant and strategic decision. As a result, companies tend to take significant time and effort evaluating our products. The amount of time and effort depends in part on the size and the complexity of the deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three to nine months. During this time we may incur substantial sales and marketing expenses and expend significant management efforts. We do not recoup these investments if the prospective customer does not ultimately license our product.

IF WE ARE UNABLE TO INTRODUCE NEW ECRM PRODUCTS OR PRODUCT ENHANCEMENTS ON A TIMELY BASIS, OR IF THE MARKET DOES NOT ACCEPT THESE PRODUCTS OR PRODUCT ENHANCEMENTS, OUR BUSINESS WILL SUFFER.

    The eCRM market is new and is likely to change rapidly. Our future success will depend on our ability to effectively and timely anticipate changing customer requirements and offer products and services that meet these demands. Potential customers may seek features that our products do not have. As a result, we may need to develop these features, and this may result in a longer sales cycle, increased research and development expenses and reduced profit margins. In addition, the development of new or enhanced eCRM products is a complex and uncertain process. We may experience design, development, marketing and other difficulties that could delay or prevent the introduction of new products and enhancements. For example, our ability to introduce new products would be impaired if we cannot continue to attract, hire, train and retain highly skilled personnel.

OUR FAILURE TO MANAGE OUR RAPID GROWTH COULD INCREASE OUR COSTS AND HARM OUR BUSINESS.

    We have experienced rapid growth and plan to continue to significantly expand our operations. We may not be able to manage this growth effectively, which would impair our ability to attract and service customers and cause us to incur higher operating costs. Expanding our operations has placed a significant strain on our personnel and other resources. Our revenues have grown to $35.6 million in the nine months ended December 31, 1999 from $21.8 million in the nine months ended December 31, 1998. Our headcount increased from 189 employees as of December 31, 1998 to 275 employees as of December 31, 1999. To manage our growth effectively, we may need to further improve our operational, financial and management systems. We cannot assure you that we will improve these systems adequately.

IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR OPERATING RESULTS MAY SUFFER.

    We have limited experience in international operations and may not be able to compete effectively in international markets. We currently intend to expend significant financial and management resources to expand our international operations. We believe that the future expansion of our international operations is important to the growth of our business. Most of our international sales are generated through resellers and distributors, and we expect substantial costs and resources will be required to continue to train and support these resellers.

    Among the various risks we face in conducting business internationally are:

    o  difficulties and costs of staffing and managing foreign operations;

    o longer accounts receivable payment cycles and possible difficulties in collecting accounts receivable, which may increase our operating costs and hurt our financial performance;

    o technology standards that are different from those on which our products are designed, which could require expensive redesigns of our products;

    o  political and economic instability;

    o unexpected changes in regulatory requirements that could make our products and services more expensive and therefore less attractive to potential customers; and

    o fluctuations in currency exchange rates and the imposition of currency exchange controls.

BECAUSE WE DEPEND ON LICENSED THIRD-PARTY TECHNOLOGIES, WE WILL FACE ADDITIONAL COSTS IF WE HAVE TO REPLACE THESE TECHNOLOGIES.

    Our products incorporate technologies that we license from third parties. Although we believe we could obtain similar technologies from alternative sources, substituting and integrating replacement technologies could require us to divert significant resources. These efforts, if required, could delay the shipment of existing products and could delay the introduction of new products or enhancements as a result of the diversion of development resources. In addition, we may be required to license replacement technologies on terms less favorable than our current terms, which would increase our expenses. If we are unable to obtain the third-party technologies necessary for the successful operation of our products, our business would be harmed.

UNKNOWN SOFTWARE DEFECTS COULD HARM OUR BUSINESS AND REPUTATION.

    Our software interacts with other complex systems and software. Our software products may contain defects, particularly when first introduced. Despite our software testing procedures, we may not discover software defects that affect our products until after they are deployed. These defects could result in:

    o  damage to our reputation;

    o  product returns or lost sales;

    o  product liability claims against us;

    o  delays in or loss of market acceptance of our products; and

    o  unexpected expenses and diversion of resources to remedy errors.

The occurrence of any of these events would hurt our operating results. In addition, our customers generally use our products together with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Therefore, even if these problems are not caused by our products, they may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel and cause significant customer relations problems.

ALTHOUGH WE HAVE TAKEN MEASURES TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION MAY SUFFER IF THESE MEASURES PROVE TO BE INADEQUATE.

    Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We cannot be certain that the steps we have taken to prevent the misappropriation of our intellectual property are adequate, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. Quintus has one issued U.S. patent and one filed U.S. patent application. Through our acquisition of Acuity, we acquired one additional issued U.S. patent as well as nine additional filed U.S. patent applications. We cannot assure you that any patents will be issued from these applications or that any issued patent will protect our intellectual property. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us.

WE MAY FACE COSTLY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

    Companies have in the past alleged that our products infringe their patents, and others may make similar allegations in the future. Such claims or other claims that our products infringe other intellectual property rights, may force us to seek expensive licenses, re-engineer our products, engage in expensive and time-consuming litigation or stop marketing the challenged product. Further, by contract we typically indemnify our customers against infringement claims related to our products. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. This litigation could also require us to develop non- infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis in a cost-effective manner would harm our business.

WE COULD LOSE REVENUES AND INCUR SIGNIFICANT COSTS IF OUR SYSTEMS OR THE SYSTEMS OF OUR CUSTOMERS OR SIGNIFICANT THIRD PARTIES ARE NOT YEAR 2000 COMPLIANT.

    Although no serious problems have arisen to date, we may experience material problems and costs associated with the Year 2000 and our Year 2000 compliance efforts. If our eContact suite of products, including those software components that we license from others, do not correctly recognize date information during the calendar year 2000, we could experience warranty or other claims by our customers. These claims could be costly to defend and could result in judgments against us.

    If our internal systems, such as engineering and finance applications, are not Year 2000 compliant, we could experience problems running our day-to-day business. In such a case, product development efforts could be delayed, and we may be unable to adequately respond to the needs and concerns of our customers. Further, if systems generally are not Year 2000 compliant, we may not be able to obtain adequate supplies if our suppliers experience Year 2000 problems, and companies could reduce their spending on eCRM products if they redirect resources toward Year 2000 remediation programs.

WE MAY FACE YEAR 2000-RELATED CLAIMS IN CONNECTION WITH PRIOR VERSIONS OF ACUITY'S PRODUCTS.

    In 1999, Acuity determined that certain older versions of its WebCenter software product were not Year 2000 compliant. Acuity attempted to contact all customers with noncompliant products to notify them of this lack of compliance and to offer them the opportunity to purchase a product upgrade that was Year 2000 compliant. We cannot assure you that customers of Acuity who experience Year 2000 failures will not seek damages from Acuity or Quintus. In addition, Acuity previously sold an iChat product that was not Year 2000 compliant. Acuity sold its iChat product line prior to entering an agreement to be acquired by us. We believe that any liabilities that result from the iChat product's failure to be Year 2000 compliant will be the responsibility of the purchaser of the iChat product line; however, third parties might still seek to assert liability against us or Acuity.

SALES OF OUR COMMON STOCK INTO THE PUBLIC MARKET COULD HARM THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE MONEY THROUGH SALES OF EQUITY SECURITIES.

    The value of an investment in our common stock and our ability to raise money through the sale of additional equity securities could be adversely affected if our existing stockholders sell large amounts of their Quintus common stock into the public market. If significant volumes of our common stock are sold into the public market, the market price of our common stock and therefor the value of your investment could fall. This could impair our ability to raise capital through the sale of additional equity securities. With the exception of the shares sold in our initial public offering, substantially all of our currently outstanding shares are subject to lock-up agreements or bylaw restrictions providing that, with certain limited exceptions, the holders of such shares will not sell or otherwise dispose of any of such shares for a period of 180 days after November 15, 1999 without the prior written approval of Donaldson, Lufkin & Jenrette Securities Corporation. When these lock-up agreements and bylaw restrictions expire, many of these shares and the shares of common stock underlying any options held by these individuals will become eligible for sale.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, AS WELL AS PROVISIONS OF EMPLOYMENT AGREEMENTS OF SOME OF OUR KEY EXECUTIVE OFFICERS, COULD PREVENT OR DELAY A CHANGE IN CONTROL OF QUINTUS.

    Provisions in our bylaws and in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in management of Quintus. These provisions include:

    o the requirement that a special meeting of stockholders may only be called by stockholders owning at least a majority of our outstanding shares;

    o the ability of our board of directors to issue preferred stock without stockholder approval; and

    o the right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors.

    In addition, some of our officers have agreements with us that provide for acceleration of vesting following certain sales or mergers of Quintus. These provisions could make our acquisition by a third party more costly and could delay or prevent a change of control or changes in our management.

WE MAY HAVE CONTINGENT LIABILITY ARISING OUT OF A POSSIBLE VIOLATION OF SECTION 5 OF THE SECURITIES ACT OF 1933 IN CONNECTION WITH ELECTRONIC MAIL SENT TO SOME EMPLOYEES REGARDING PARTICIPATION IN OUR DIRECTED SHARE PROGRAM.

    As part of our initial public offering, we and the underwriters determined to make available up to 250,000 shares at the initial public offering price for employees and other persons associated with our company. On October 25, 1999, representatives of Quintus sent electronic mail with respect to this directed share program to our employees located in the United Kingdom and the Netherlands and representatives of Acuity sent electronic mail with respect to this directed share program to all Acuity employees. This electronic mail set forth procedural aspects of the directed share program and informed the recipients that they might have an opportunity to participate in the proposed directed share program. We may not have delivered a preliminary prospectus for our initial public offering to our employees in the United Kingdom and the Netherlands or to all Acuity employees prior to their receipt of the electronic mail regarding the directed share program. Also, this electronic mail may constitute a non-conforming prospectus. We may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act of 1933 in connection with the electronic mail sent to these potential participants who did not receive the preliminary prospectus prior to the email regarding the directed share program and who may have received a non-conforming prospectus. Any liability would depend upon the number of shares purchased by the recipients of the electronic mail. If any such liability is asserted, we will contest the matter strenuously. We do not believe that any such liability would be material to our financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 1999, we had an outstanding balance of $1.8 million in loans with interest rates ranging from 8.25% to 9.50%. A 10% movement in market interest rates would not significantly impact our financial position or results of operations.

    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested in instruments with maturity of less than two years. Our policy is to limit the risk of principal loss and ensure the safety of invested founds by limiting market and credit risk. Funds in excess of current operating requirements are primarily invested in obligations of large corporations. Due to the nature of our investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Changes in Securities

    During the quarter ended December 31, 1999 and prior to the closing of our initial public offering, we granted options to purchase 343,825 shares of common stock to employees of the Company under our stock option plan, and employees of Quintus exercised options for 226,913 shares of common stock.

    On October 15, 1999, we issued 136,997 shares of common stock pursuant to the exercise of warrants previously issued to stockholders of Quintus. We received proceeds in the amount of $41,099 in connection with these warrant exercises.

    On November 10, 1999, in connection with our acquisition of Acuity, we issued 2,021,146 shares of common stock and 3,047,378 shares of Series G preferred stock, assumed warrants to purchase 328,364 shares of common stock and preferred stock, and assumed options to purchase 422,867 shares of common stock.

    On November 15, 1999, we issued 3,194 shares of common stock pursuant to the exercise of warrants previously issued to stockholders of Quintus. We received proceeds in the amount of $958 in connection with these warrant exercises.

    On November 15, 1999, we issued an aggregate of 282,871 shares of common stock for no proceeds pursuant to the net exercise of warrants previously issued by Quintus.

    On December 16, 1999, we issued 7,682 shares of common stock pursuant to the exercise of warrants previously issued to a stockholder of Acuity. We received proceeds in the amount of $67,982 in connection with these warrant exercises.

    On December 27, 1999, we issued 62,159 shares of common stock pursuant to the cashless exercise of warrants previously issued to a stockholder of Acuity.

    The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701, or Section 3(a)(10) of the Securities Act as a security issued after a ruling by an authorized authority upon the fairness of the transactions terms and conditions. With regard to the sales of securities exempted by Section 4(2) of the Securities Act, the recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(d) Use of Proceeds from Sale of Registered Securities

    In November 1999, we completed the initial public offering of our common stock. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, SG Cowen Securities Corporation, and DLJdirect, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement of Form S-1/A (No. 333-86919). The Securities and Exchange Commission declared the Registration Statement effective on November 15, 1999. The offering commenced on November 15, 1999 and closed on November 19, 1999.

    In our initial public offering, we sold 5,175,000 shares of common stock at $18 per share, which included 675,000 shares in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were $85.0 million, net of underwriters' discounts and other related costs of $8.2 million. Immediately after the closing of our offering, we paid $18.1 million to holders of some series of our preferred stock. The remaining net proceeds were held in cash equivalents and short-term investments at December 31, 1999.

    The following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions of $6.5 million, payable by Quintus, in connection with the offering. None of the amounts shown was paid directly or indirectly to any director or officer of Quintus or their associates, persons owning 10 percent of more of any class of equity securities of Quintus or any affiliate of Quintus.

          SEC Registration Fee                      $   24,682
          NASD fee                                      10,355
          Nasdaq National Market listing fee            94,000
          Printing and engraving expenses              472,352
          Legal fees and expenses                      575,419
          Accounting fees and expenses                 364,600
          Blue sky fees and expenses                     5,000
          Transfer agent fees                           25,000
          Miscellaneous fees and expenses              119,975
                                                    ----------
                Total                                1,691,383
                                                    ==========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    During the quarter ended December 31, 1999, Quintus twice submitted matters to its stockholders by written consent in lieu of stockholders' meetings.

    On October 29, 1999, prior to Quintus' initial public offering, Quintus' stockholders approved by written consent the following:

        1. The adoption of Quintus' 1999 Stock Incentive Plan, under which employees of Quintus (including officers), non-employee members of the Board, and consultants to Quintus may be offered the opportunity to acquire shares of Quintus' common stock. The stockholders approved the reservation of 1,000,000 shares of common stock for issuance under the 1999 Stock Incentive Plan;

        2. The adoption of Quintus' Employee Stock Purchase Plan, under which eligible employees may purchase common stock through payroll deductions. The stockholders approved the reservation of 1,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan;

        3. The adoption of Quintus' 1999 Director Option Plan, under which directors of Quintus may be offered the opportunity to acquire shares of Quintus' common stock. The stockholders approved the reservation of 500,000 shares of common stock for issuance under the 1999 Stock Incentive Plan;

        4. The form of indemnification agreement to be entered into by each of Quintus' executive officers and directors;

        5. Quintus' Amended and Restated Certificate of Incorporation which, among other things, (i) authorizes 100,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock, (ii) deletes provisions specifying the rights, preferences and privileges of Quintus' preferred stock, and (iii) provides that stockholder action may not be taken by written consent; and

        6. The adoption of Quintus' Amended and Restated Bylaws which, among other things, require the approval of Quintus' 50% of stockholders to call a special meeting.

    The October 29, 1999 action by written consent of the stockholders of Quintus was approved by the holders of approximately 69% of the shares eligible to vote on such matters.

    On November 9, 1999, prior to Quintus' initial public offering, Quintus' stockholders approved by written consent the following:

        1. Quintus' acquisition of Acuity Corp. ("Acuity") pursuant to the Agreement and Plan of Reorganization dated as of September 10, 1999 (see Exhibit 2.1 to the Registration Statement).

        2. The adoption of the 1999 Acuity Stock Plan, created to replace the options to purchase stock in Acuity outstanding at the effective time of the acquisition of Acuity.

    The October 29, 1999 action by written consent of the stockholders of Quintus was approved by the holders of approximately 84% of the shares eligible to vote on such matters.


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         2.1(1) Agreement and Plan of Reorganization by and among Registrant, Acuity Corp., Ribeye Acquisition Corp. and certain stockholders of Acuity Corp., dated September 10, 1999.

         3.3(1)    Registrant's Restated Certificate of Incorporation.

         3.5(1)    Registrant's Amended and Restated Bylaws.

         4.1(1)    Reference is made to Exhibits 3.3 and 3.5.

         4.2(1)    Specimen Common Stock certificate.

         4.3(1) Registrant's Amended and Restated Investors Rights Agreement, dated November 10, 1999.

        10.1(1) Form of Indemnification Agreement entered into between Registrant and each of its directors and officers.

        10.2(1)    1995 Stock Option Plan and forms of agreements thereunder.

        10.3(1)    1999 Stock Incentive Plan and forms of agreements thereunder.

        10.4(1)    Employee Stock Purchase Plan.

        10.5(1)    1999 Director Option Plan.

        10.6(1)    Light Industrial Lease between Registrant and Teachers
                   Insurance and Annuity Association of America, dated October
                   6, 1995.

        10.7(1) Sublease between Registrant and Oryx Technology Corporation and SurgX Corporation, dated October 1, 1999.

        10.8(1)+   Software Distribution Agreement dated May 5, 1997, between
                   Nabnasset Corporation and Lucent Technologies Inc.

        10.10(1)+  Authorized OEM/Reseller Agreement dated December 22, 1998, between Registrant and Brightware, Inc.

        10.11(1) Employment agreement between Registrant and Alan Anderson, dated May 23, 1995 and Notice of Grant of Stock Option.

        10.12(1)   Employment agreement between Registrant and John Burke, dated
                   June 11, 1999.

        10.13(1)   Loan and Security Agreement between Registrant and Silicon
                   Valley Bank, dated September 18, 1998.

        10.14(1)   Sublease Agreement between Pavilion Technologies, Inc. and
                   Acuity Corp., dated December 19, 1996.

        10.15+ Authorized OEM/Reseller Agreement between Quintus Corporation and Lipstream Networks, Inc., dated December 3, 1999.

        10.16      Sublease between Quintus Corporation and Advanced Radio
                   Telecom Corp., dated December 13, 1999, and corresponding
                   Master Lease.

        10.17      Second Amendment to OEM/Reseller Agreement between Quintus
                   Corporation and Brightware, Inc., dated December 22, 1999.

        27.1       Financial Data Schedule.

        -------------------

        (1) Incorporated herein by reference to the registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 15, 1999.

        + Portions of these exhibits have been omitted pursuant to requests for confidential treatment.

(b)     Reports on Form 8-K

    No reports on Form 8-K were filed by Quintus during the quarter ended December 31, 1999.

                               QUINTUS CORPORATION

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.



                                    QUINTUS CORPORATION


Date: February 14, 2000             By: /s/ Susan Salvesen
                                        ----------------------------------------
                                    SUSAN SALVESEN
                                    CHIEF FINANCIAL OFFICER AND SECRETARY
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBITS
   NO.                        DESCRIPTION
--------                      -----------
 2.1(1)   Agreement and Plan of Reorganization by and among Registrant, Acuity
          Corp., Ribeye Acquisition Corp. and certain stockholders of Acuity
          Corp., dated September 10, 1999.

 3.3(1)   Registrant's Restated Certificate of Incorporation.

 3.5(1)   Registrant's Amended and Restated Bylaws.

 4.1(1)   Reference is made to Exhibits 3.3 and 3.5.

 4.2(1)   Specimen Common Stock certificate.

 4.3(1)   Registrant's Amended and Restated Investors Rights Agreement, dated
          November 10, 1999.

10.1(1) Form of Indemnification Agreement entered into between Registrant and each of its directors and officers.

10.2(1)   1995 Stock Option Plan and forms of agreements thereunder.

10.3(1)   1999 Stock Incentive Plan and forms of agreements thereunder.

10.4(1)   Employee Stock Purchase Plan.

10.5(1)   1999 Director Option Plan.

10.6(1)   Light Industrial Lease between Registrant and Teachers Insurance and
          Annuity Association of America, dated October 6, 1995.

10.7(1)   Sublease between Registrant and Oryx Technology Corporation and SurgX
          Corporation, dated October 1, 1999.

10.8(1)+  Software Distribution Agreement dated May 5, 1997, between Nabnasset
          Corporation and Lucent Technologies Inc.

10.10(1)+ Authorized OEM/Reseller Agreement dated December 22, 1998, between
          Registrant and Brightware, Inc.

10.11(1)  Employment agreement between Registrant and Alan Anderson, dated May
          23, 1995 and Notice of Grant of Stock Option.

10.12(1)  Employment agreement between Registrant and John Burke, dated June 11,
          1999.

10.13(1)  Loan and Security Agreement between Registrant and Silicon Valley
          Bank, dated September 18, 1998.

10.14(1)  Sublease Agreement between Pavilion Technologies, Inc. and Acuity
          Corp., dated December 19, 1996.

10.15+    Authorized OEM/Reseller Agreement between Quintus Corporation and
          Lipstream Networks, Inc., dated December 3, 1999.

10.16 Sublease between Quintus Corporation and Advanced Radio Telecom Corp., dated December 13, 1999, and corresponding Master Lease.

10.17 Second Amendment to OEM/Reseller Agreement between Quintus Corporation and Brightware, Inc., dated December 22, 1999.

27.1      Financial Data Schedule.


-------------------

(1) Incorporated herein by reference to the registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 15, 1999.

 + Portions of these exhibits have been omitted pursuant to requests for confidential treatment.