Form 10-K405
period 2000-03-31
QUINTUS CORP
filed 2000-06-02
CIK 1024678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-27985
                            ------------------------

                              QUINTUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0021612
          (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                           47212 MISSION FALLS COURT
                           FREMONT, CALIFORNIA 94539
           (ADDRESS PRINCIPAL EXECUTIVE OFFICES, INCLUDING AREA CODE)

                                 (510) 624-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference by Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 30, 2000, there were 34,079,358 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on April 28, 2000) was approximately $334,403,700.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2000 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended March 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Securities Holders.......   23

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   23
Item 6.   Selected Consolidated Financial Data........................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   29
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   53
Signatures............................................................   55

                                     PART I

ITEM 1. BUSINESS

     Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Quintus' actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors".

OVERVIEW

     Quintus was incorporated in 1984 to develop artificial intelligence software and was acquired in 1989 by Intergraph Corporation, a provider of interactive computer graphics systems. Quintus was purchased from Intergraph in May 1995 in a management-led buyout with the financial backing of new investors. At the time of the buyout Quintus primarily provided application software and consulting services to the help desk market. Since then Quintus has introduced several customer relationship management applications for call centers. In November 1997, Quintus acquired Nabnasset Corporation, a provider of computer telephony integration software. Following the acquisition Quintus introduced its Quintus CTI product and began integrating it with its customer relationship management applications. As new communication channels have emerged, Quintus has introduced new products and added functionality to its existing products. In February 1999, Quintus introduced its Quintus eContact suite as a platform for integrating its existing products with new channel applications. In November 1999, Quintus acquired Acuity Corp., a provider of software products to manage Internet-based customer interactions.

     Quintus provides a comprehensive e-Customer Relationship Management or eCRM solution to manage customer interactions, such as customer orders, inquiries and service requests, and deliver consistent customer service across multiple communication channels, including the Internet, email and the telephone. Quintus' eContact software suite includes applications that address the needs of customer service representatives and agents in sales and service, consumer relations, technical support and human resources centers and a routing engine to manage customer interactions. These applications and Quintus' routing engine can be sold separately or in a group. eContact enables companies to handle high volumes of customer interactions and leverage opportunities to sell additional products and services to their customers.

     The Quintus eContact software suite allows companies to personalize, route and manage customer interactions. Quintus' eContact suite enables consistent customer service through the use of common rules for prioritizing, handling and responding to customer interactions, shared customer profile information, uniform strategies for selling additional products and services to customers, and consolidated management and reporting functions that allow companies to capture and analyze customer information.

     Quintus derives substantially all of its revenues from licenses and services associated with its products. License revenues are derived from product sales to customers and through resellers and distributors. Service revenues are attributable to the installation, consulting, maintenance and other support services related to the sale of Quintus' products.

     License revenues from sales to end users are recognized upon shipment of the product if a signed contract exists, the fee is fixed and determinable, collection is deemed probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. License revenues for contracts requiring Quintus to provide significant customization services are recognized using percentage of completion accounting using labor days as the basis for determining the percentage complete. License revenues from sales to resellers and distributors are generally recognized when all obligations to the distributors and resellers are satisfied and the license fees are deemed to be nonrefundable.

     Service revenues include maintenance revenues which were initially deferred and recognized ratably over the maintenance period, which in most cases is one year, and revenues from training and consulting services, which are recognized as services are performed.

     Quintus sells its products to customers in North and South America, Europe, South Africa and Asia Pacific through a direct sales force and indirectly through resellers and distribution partners. All of Quintus' sales are denominated in U.S. dollars. International revenues accounted for 23.9% of total revenues in fiscal 2000. Quintus intends to establish additional distribution relationships with partners outside of the United States and it expects international revenues to continue to increase as a percentage of its total revenues in the future. Quintus also expects that sales of its products to a limited number of parties will continue to account for a large percentage of total revenues for the foreseeable future.

     In July 1997, Quintus acquired Call Center Enterprises, a provider of strategic call center consulting services, for $965,000 in cash. The acquisition was accounted for as a purchase. In February 1999, Quintus sold this business to AnswerThink Consulting Group for $2.1 million in cash. The results of operations for Call Center Enterprises are presented as discontinued operations in Quintus' consolidated financial statements.

     In November 1997, Quintus acquired Nabnasset for $3.5 million in cash, stock and options to purchase Quintus common stock. The transaction was accounted for as a purchase. In this acquisition, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. Acquired in-process technologies of $2.2 million were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition.

     In November 1999, Quintus acquired Acuity for $47.1 million based on capital stock issued, the value of the options and warrants assumed, and transaction costs incurred. The transaction was accounted for as a purchase. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. Acquired in-process technologies of $3.0 million were charged to operations during the quarter ended December 31, 1999.

RECENT EVENTS

     On May 18, 2000, Quintus completed its acquisition of Mustang.com, Inc. Mustang.com develops, markets, services and supports the Mustang Message Center, an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries timely and accurately. The transaction was accounted for using the purchase method of accounting. Quintus issued approximately 5,394,000 shares of common stock and assumed options and warrants to purchase approximately 636,000 shares and approximately 41,000 shares of common stock, respectively. The purchase price for the acquisition was approximately $275,000,000, based on capital stock issued, the value of options and warrants assumed, and transaction costs incurred.

     On May 16, 2000, Quintus entered into a worldwide reseller, marketing and technology alliance with Siebel Systems, Inc., a supplier of eBusiness application software. Under the terms of the alliance, Quintus will market and sell Siebel eBusiness Applications through Quintus' worldwide sales force and distribution channels, and Siebel will license Quintus' eContact universal queuing technology to add multimedia queuing and intelligent routing capabilities to future Siebel eBusiness Application releases. Quintus has also become a Strategic Software Partner in the Siebel Alliance program, which provides for joint marketing and sales programs between the two companies.

     As a result of this alliance, Quintus anticipates that its cost of sales will increase by the reseller fee incurred from selling Siebel's eBusiness Applications, thereby, decreasing the gross margin percentage. However, the gross profit may or may not change significantly due to the level of total license and service revenues generated.

INDUSTRY BACKGROUND

     In today's competitive global marketplace, customer service is increasingly critical to attracting and retaining customers. Many companies are re-orienting their businesses to be more responsive to customer needs and are focusing on customer service and satisfaction to differentiate themselves from their competitors. Moreover, companies are recognizing that every customer interaction provides an opportunity to sell additional products and services, as well as increase customer loyalty. As a result, customer service is becoming a key competitive advantage in many industries.

     The Internet has emerged as a major medium for communication and commerce, enabling new, highly efficient channels through which companies can engage in commerce and interact directly with their customers. The growth of e-commerce has increased competition for customers and reduced the importance of traditional competitive advantages such as price, location, availability and access. International Data Corporation estimates that the number of customers buying goods and services over the Internet worldwide will grow from approximately 30.8 million in 1998 to 182.6 million in 2003 and that the value of these purchases will increase from $50.4 billion to $1.3 trillion over the same period.

     The Internet enables companies to interact with their customers in more ways than ever before. In addition to traditional telephone-based communication channels, customers and companies can now interact through email, Web chat and Web self-service. These Internet-based communication channels are growing rapidly, creating new challenges for companies attempting to provide quality customer service. The Gartner Group estimates that approximately 25% of all customer interactions will take place over the Internet via email or Web communications by 2001. Forrester Research estimates that by 2001 consumers will send companies approximately 50 million emails per day requesting product information or service.

     As a result of the growing use of these new communication channels, companies are struggling to handle the volume and variety of customer interactions. While Internet-based communications are forecast to grow substantially, telephone-based communications will remain a critical component of companies' customer service. Many companies are not equipped to address the convergence of traditional and Internet-based communication channels and, consequently, cannot offer customers the flexibility and service they demand. Customers increasingly expect to be able to interact with companies through whichever channel best suits their needs and are likely to use a combination of communication channels. For example, a customer may request product literature via email, review marketing materials or fill in an application on the Web, call to receive more detailed information or assistance, send a signed form by fax, and check the status of an order online. Companies' ability to provide consistent customer service across all these communication channels will become increasingly critical to delivering a superior customer experience.

     In many industries, Internet-based companies have captured increasing market share and emerged as competitive threats to traditional "brick and mortar" companies. As a result, many Global 1000 companies are under pressure to quickly expand their online presence. These companies have typically provided customer service through telephone-based communication channels and are now looking to support new Internet-based communication channels. Many of these companies have invested considerable resources to establish call centers that manage inbound and outbound customer calls, including customer orders, inquiries and service requests, and telesales and telemarketing operations. As these companies move to support Internet-based communication channels and establish customer service centers with capabilities for handling multi-channel communications, they will seek to leverage their existing investments in call center infrastructure and personnel. Frost and Sullivan estimates that spending on Web-enabled call centers in the U.S. was $111.9 million in 1999 and will grow at a compound annual rate of 41.4% from 1999 until 2006.

     Similarly, many Internet-based companies that have grown rapidly and built sizable customer bases are faced with increasingly competitive online market environments and are looking for ways to differentiate themselves from their competitors. These Internet-based companies have relied primarily on email and Web self-service to interact with their customers. Many have delivered unsatisfactory customer service. According to a survey of Internet sites by Jupiter Communications, more than a third had no email address listed, took five days or more to respond or never responded to an email.

     To date, companies have turned to several types of products to deliver customer service. These products have primarily been point solutions targeted at discrete communication channels. For example, computer telephony integration software products, which automate call routing and reduce the time it takes to respond to customer calls, are designed for telephone-based communications and often are not able to handle or integrate with Internet-based communication channels. Similarly, email management software products, which automate email responses, typically are not integrated with other communication channels and therefore do not provide a complete and accurate view of the customer. Companies have also deployed customer relationship management applications to automate customer interactions such as problem management and to provide a repository for customer information. However, these applications are usually not integrated with the underlying communication infrastructure and therefore cannot leverage call routing or other features that enable more timely, efficient and personalized customer service. Deploying these disparate solutions requires significant integration and, as a result, they can be difficult and expensive to implement and maintain.

     Quintus believes a significant market opportunity exists for solutions that provide both traditional "brick and mortar" companies and new Internet-based companies with the ability to manage customer relationships across a broad range of communication channels including the Internet, email and the telephone. This market is referred to as the e-Customer Relationship Management or eCRM market. eCRM solutions enable companies to:

     - manage high volumes of customer interactions;

     - support a broad range of communication channels;

     - deliver consistent and integrated customer service;

     - leverage Internet and telephone technologies; and

     - capture all relevant customer information.

THE QUINTUS SOLUTION

     Quintus provides a comprehensive eCRM solution that enables companies to manage customer interactions, such as customer orders, inquiries and service requests, and deliver consistent customer service across multiple communication channels, including the Internet, email and the telephone. Quintus' eContact software suite includes applications that address the needs of customer service representatives and agents in sales and service, consumer relations, technical support and human resources centers and a routing engine that manages customer interactions. This eContact software suite enables companies to personalize, route and manage customer interactions and is designed to leverage third party products that support email and Internet-based customer service. eContact suite provides customer service functionality through Web chat, Web self-service, browser-based collaboration and email. Quintus' eContact suite enables companies to handle high volumes of customer interactions, increase the efficiency of their customer service operations and leverage opportunities to sell additional products and services to their customers through the use of common rules for prioritizing, handling and responding to customer interactions, shared customer profile information, and consolidated management and reporting functions that allow companies to capture and analyze customer information.

     Quintus has designed Quintus eContact to be a highly scalable and flexible solution that can be easily deployed to assist companies in reducing the costs and improving the efficiency of their customer service operations. eContact is based on an open, standards-based architecture and can be integrated with other systems, enabling companies to leverage their existing customer relationship management applications and communication infrastructure. eContact addresses the customer service needs of large organizations as well as rapidly growing companies that require highly functional solutions to automate and manage high volumes of customer interactions across traditional as well as Internet-based communication channels.

     The key features of the Quintus eContact solution are:

     Broad range of communication channels. Quintus eContact is a comprehensive solution that enables companies to provide sophisticated routing, tracking and reporting capabilities across their communication infrastructure and manage customer interactions via telephone, email, Web self-service, Web chat, browser-based collaboration and Web callback. Quintus' solution also supports third-party e-commerce applications, facsimile and imaging applications, and advanced telephony systems, such as automatic call distributors and interactive voice response systems.

     Integrated applications and communication infrastructure. Quintus eContact integrates communication infrastructure with customer relationship management applications. Quintus currently sells four customer relationship management applications that address the needs of sales and service, consumer relations, technical support and human resources contact centers. These applications provide out-of-the-box functionality and allow companies to accelerate the deployment of its solution.

     Consistent customer service across communication channels. Quintus eContact allows companies to set business rules and personalization strategies to handle customer interactions and deliver a consistent level of customer service across multiple communication channels. Individual customer interactions can be managed using transaction histories, legacy data, customer profiles and resource status to offer a consistent and personalized level of customer service. Rules for prioritizing, handling and responding to customer interactions and personalization strategies can also be defined for specific communication channels in order to leverage the attributes of each channel to provide more targeted customer service and opportunities to sell additional products and services to customers.

     Consolidated customer interaction repository. Quintus eContact provides a consolidated repository of information about each customer interaction regardless of communication channel. Companies can analyze customer interactions and determine the use and effectiveness of different channels by different customer segments. Customer service agents can access complete customer histories and review previous interactions. As a result, agents can respond more effectively when, for example, a customer calls to discuss an email she received in response to an order she previously placed online.

     Highly scalable and flexible. Quintus eContact is designed to handle millions of customer interactions per day and support thousands of agents across multiple customer service centers. eContact allows companies to increase the number of customer interactions handled by customer service agents by routing customer interactions to the best resource available, based on agent availability and experience, as well as prior contact history. eContact is a modular solution, providing companies with the flexibility to implement the solution they need today and add functionality as they expand the scope of their customer service centers. In addition, Quintus' solution is based on open standards, enabling it to share information with existing customer relationship management applications and legacy systems.

QUINTUS' GROWTH STRATEGY

     Quintus' objective is to be the leading provider of eCRM software solutions that manage customer interactions across a broad range of communication channels. Key elements of Quintus' strategy include:

     Maintain and extend technology leadership. Quintus continues to leverage leading Internet and telephony technologies to enhance the performance and functionality of its products. Quintus believes its Quintus eContact suite is the most comprehensive solution that enables companies to efficiently and cost effectively manage high volumes of customer interactions across multiple communication channels. Quintus plans to incorporate new technologies, such as, speech recognition and digital video, into its solution as they achieve significant market acceptance. Quintus intends to maintain its technology leadership through focused research and development and, potentially, through the licensing or acquisition of complementary technologies or businesses.

     Broaden direct and indirect distribution capabilities. Quintus intends to continue to develop and extend its distribution capabilities. Quintus sells its solution through a direct sales force in North America and indirectly through 23 domestic and international resellers and distribution partners including Intecom,

Convergent Group, eGlobal Technology, Lucent Technologies and Newtel. Quintus plans to increase the size of its direct sales organization and broaden its indirect distribution network with strategic resellers and other distribution partners.

     Target Global 1000 companies. Quintus plans to continue to target Global 1000 companies as they rapidly transition their businesses online. Quintus believes that there is a significant opportunity to provide a solution that enables these companies to leverage their existing customer service infrastructure and deliver a consistent and integrated level of customer service across both traditional and Internet-based communication channels. Its customers include Global 1000 companies such as Citigroup, Lucent Technologies, Ticketmaster, Sun Microsystems and United Airlines.

     Target leading internet-based companies. Quintus plans to continue to target leading Internet-based companies. Quintus believes that these companies increasingly recognize the need for higher levels of customer service in order to attract and retain customers, and are looking for highly scalable solutions that are easy to deploy and support both their existing Internet-based communication channels as well as traditional communication channels. Leading Internet-based companies that have purchased its WebCenter product line include drugstore.com, Coldwater Creek and REI.com.

     Develop and expand strategic relationships. Quintus plans to continue to develop technology and marketing relationships with leading vendors of complementary products in order to increase its visibility in the marketplace and broaden the functionality of its solution. Quintus also intends to expand its strategic relationships with leading systems integrators that have significant influence over companies' purchasing decisions. Quintus believes that systems integrators help provide industry-specific expertise and support its growth and entry into new markets. Quintus currently has implementation relationships with Ernst and Young, Cambridge Technology Partners and eLoyalty.

PRODUCTS

     The Quintus eContact suite is a comprehensive eCRM solution that allows companies to provide consistent customer service across a broad range of communication channels, including voice, email, Web self-service, Web chat, browser-based collaboration and Web callback. The eContact suite includes the eContact engine, channel applications and business applications that can be sold separately or in a group.

     The Quintus eContact suite is priced according to the product components purchased and the number of users. Each product component is typically priced from $50,000 to $100,000 per installation, with per user prices typically ranging from $800 to $4,200.

QUINTUS ECONTACT ENGINE

     The Quintus eContact engine is the foundation of its eContact suite and enables customer interactions, such as customer orders, inquiries and service requests, to be managed consistently across multiple communication channels. Quintus' eContact engine routes, tracks, and manages customer interactions, consolidates all relevant customer information into a common data source, and provides reporting capabilities that allow companies to capture and analyze customer information. The eContact engine includes the following features:

     - Personalization services. The Quintus eContact engine allows companies to personalize each customer interaction based on sophisticated rules for prioritizing, handling and responding to customer interactions that take into account customer profiles, transaction histories and resource availability. A customer interaction can be managed and routed based upon the communication channel, the customer or the purpose of that specific customer interaction. As a result, customers can receive the same level of service across multiple communication channels and companies can leverage the attributes of each communication channel to deliver more targeted and effective customer service.

     - Coordination services. For each customer interaction, the Quintus eContact engine captures all relevant customer information in real time. By sharing customer information across systems, agents and communication channels, companies can provide better informed, consistent and synchronized customer service.

     - Consolidated data source and reporting. All customer profiles and histories, as well as detailed records of every customer interaction regardless of communication channel, are stored in a common data source. The Quintus eContact engine provides reporting capabilities that allow companies to perform in-depth customer segmentation and trend analysis.

     - Centralized customization and administration. Companies can customize rules for prioritizing, handling and responding to customer interactions, screen layouts, Web pages, data models and data access using Quintus eContact's drag-and-drop graphical tools. This common tool set gives companies the flexibility to respond to changing business needs. Quintus' eContact engine also provides centralized administration of its solution. Companies can control and monitor system status and availability as well as receive notification alerts when pre-defined thresholds are met.

     The Quintus eContact engine includes an enterprise data access layer that provides access to relational databases as well as external data sources and transactional systems, enabling companies to use their own business data to manage customer interactions. Customer service agents interact with Quintus' eContact suite through Quintus' agent console. The agent console provides an intuitive user interface that displays customer information and pre-defined scripts, and can be integrated with multiple applications, including front and back office systems and legacy applications.

QUINTUS ECONTACT CHANNEL APPLICATIONS

     Quintus' channel applications enable companies to manage customer interactions consistently across multiple communication channels including the Internet, e-mail and the telephone. Companies can deploy Quintus' channel applications separately or as a comprehensive solution to meet their evolving needs for customer service centers handling interactions across multiple communications channels.

         CHANNEL APPLICATION                               PRODUCT DESCRIPTION
         -------------------                               -------------------
Computer Telephony Integration         Quintus CTI integrates eContact with advanced telephony
                                       systems.
Web Interaction                        Quintus WebCenter provides Web self-service and online
                                       customer service through Web chat, browser-based
                                       collaboration and Web callback.
E-mail Management                      Quintus has integrated its Mustang Message Center with the other self-help and live-help capabilities of Quintus
                                       WebCenter. Emails are routed and managed using the same
                                       business rules, routing capabilities, and agent interface
                                       used for other types of web and phone interaction. Email
                                       Management is completely integrated with WebCenter's self
                                       help and live help capabilities and also has the ability to respond automatically to the email or routes the email to
                                       the most appropriate agent along with suggested responses
                                       and relevant customer information.
Electronic Commerce Connector          Quintus eCommerce Connector integrates eContact with
                                       e-commerce applications to capture transaction information.

     Computer telephony integration. Quintus CTI provides a highly scalable platform for integrating advanced telephony systems such as automatic call distributors and interactive voice response systems from major telecommunications equipment vendors. Quintus CTI allows companies to apply sophisticated rules for prioritizing, handling and responding to customer interactions to qualify and route telephone-based customer communications. By integrating the telephony infrastructure with Quintus' eContact solution, Quintus CTI also enables traditional voice-only call centers to be extended to handle Web, email and other communication channels.

     Web interaction. Quintus WebCenter provides a comprehensive framework to manage Internet-based customer interactions, including Web self-service, Web chat, browser-based collaboration and Web callback. WebCenter enables companies to provide live customer service on the Internet. Through WebACD Web-based customer interactions are routed to the appropriate resources based on agent availability and experience. Agents can collaborate with customers by synchronizing their browsers, seeing the Web pages that customers are viewing and pushing new Web pages to customers to assist them. WebCenter also allows companies to build a knowledge base of frequently asked questions, deploy it on the Web and provide customers with full search capabilities. With WebCenter, companies can enhance their Web sites and deliver a more engaging and personalized customer experience by providing immediately available online customer service options. Quintus has implemented WebCenter as part of its eContact suite at few customer sites.

     Email management. Quintus Email Automation provides intelligent email analysis and automated response capabilities, allowing organizations to promptly respond to ever-increasing email loads without having to increase the number of contact center agents at the same rate. Quintus Email Automation analyzes message content, automatically acknowledges the customer, determines the nature of the customer's requests, and makes decisions about whether to automatically respond or to queue the email for agent consideration. Responses can be automatically generated and populated with data accessed from the Quintus eContact repository or from external data sources. Customer-specific decisions can be made about whether to automatically respond or queue to an agent with a pre-built suggested response. All email interactions are captured so that the Quintus eContact repository has a complete and consistent view of all customer interactions. This information provides agents with visibility into all the customer's email that they may want to discuss later in a phone call or web interaction. Because Quintus had a pre-existing OEM relationship with Mustang.com, Email Automation has already been integrated into the eContact Suite.

     Electronic commerce connector. Quintus eCommerce Connector enables its eContact solution to exchange information with e-commerce applications using standard Internet protocols. Online customer transactions and purchases can be recorded in the eContact data source and displayed to agents providing customer service. Companies can integrate Quintus' Internet-based customer service solution with their e-commerce applications to offer online customer assistance at the time of purchase as well as aftersales support. In addition, Quintus' eCommerce Connector enables companies to leverage information on customer purchasing patterns to sell additional products or services with each customer interaction.

QUINTUS ECONTACT BUSINESS APPLICATIONS

     Quintus currently markets four business applications that address the needs of customer service centers for sales and service, consumer relations, technical support and human resources. Quintus' business applications can run separately or be integrated with the Quintus eContact suite, can be deployed across multiple locations and are accessed through agent desktops or via a Web browser. Companies can easily customize data models, rules for handling customer interactions, screen forms and Web pages to meet their specific requirements. Quintus' business applications can also be integrated with third-party applications and data sources.

        BUSINESS APPLICATION                               PRODUCT DESCRIPTION
        --------------------                               -------------------
Sales and Service                      Quintus CallCenterQ supports multi-function
                                       business-to-consumer sales, service and marketing centers.
Consumer Relations                     Quintus CallCenterQ for Consumer Relations supports consumer relations centers in the consumer product, service, travel, hospitality and other industries.
Technical Support                      Quintus CustomerQ supports business-to-business technical
                                       support centers.
Human Resources                        Quintus HRQ supports human resources centers serving
                                       employees, former employees and retirees.

     Sales and service. Quintus CallCenterQ is designed for multi-function sales, service and marketing centers. Targeted at business-to-consumer industries, CallCenterQ enables agents to easily access pricing and product information, process returns, track service issues and capture orders as well as qualify and manage customer leads. CallCenterQ also allows companies to define and manage marketing campaigns, and agents can be automatically prompted with targeted opportunities to sell additional products or services to customers. Additional features include list management, literature fulfillment, automatic personalized letter generation, agent scripting, and outbound preview dialing. CallCenterQ is designed to help companies maximize revenue by enabling them to set up, administer and evaluate the effectiveness of their sales and marketing campaigns.

     Consumer relations. Quintus CallCenterQ for Consumer Relations is designed for consumer relations centers and is targeted primarily at the consumer product, service, travel and hospitality industries. CallCenterQ for Consumer Relations provides agents with the information they need to resolve customer issues including customer history and product information, and the ability to issue vouchers and other forms of compensation. Additional features include scanned letter/fax viewing, frequently asked questions knowledge base, automatic personalized letter generation, and literature fulfillment. In addition, CallCenterQ for Consumer Relations enables companies to gather important customer feedback and market research to help them manage their brands.

     Technical support. Quintus CustomerQ is designed for business-to-business technical support centers. CustomerQ provides agents with complete customer history and product information, as well as service contracts, warranties, billing and shipping information. Companies can also allow customers to search for solutions, enter issues, and track the status of their technical problems through the Internet. Other features include problem resolution, case management, access to knowledge bases, defect tracking, automatic notification and escalation, return processing and report generation. CustomerQ enables companies to increase customer loyalty by rapidly and effectively addressing customer requests for technical support.

     Human resources. Quintus HRQ is designed for human resources centers serving employees, former employees and retirees. HRQ provides human resources personnel with detailed employee history as well as health care and financial benefits information. Other features include problem resolution, dependent profiles, scanned letter/fax viewing, automatic personalized letter generation and literature fulfillment. In addition, HRQ can be integrated with leading human resources applications and knowledge bases. HRQ helps companies be more responsive to their employees while reducing administrative costs and improving the productivity of human resource departments.

CUSTOMERS

     To date, Quintus has licensed its software products to over 800 customers, including companies in the financial services, telecommunications and consumer product industries.

TECHNOLOGY

     Quintus eContact is based on a scalable, multi-tiered architecture. Quintus' eContact product suite enables eCRM features through a sequence of cooperating, distributed software servers that perform a variety of functions, including creating and manipulating data containers, routing customer contacts, allowing agents to access data and interact with customers through a Web browser. Quintus' multi-platform solution runs on all major UNIX and Windows NT operating systems.

     Electronic data container. When a customer contacts a company, whether by telephone, fax, email or through a Web site, an electronic data container for that customer interaction is created. Existing customer information can be retrieved from the data repository to populate the data container, or new information can be obtained directly from the customer. The data container continually collects information throughout the life cycle of the customer interaction and can be routed throughout an enterprise, carrying detailed information about the customer, including the customer's history with the company and details of this particular customer interaction. If the customer is transferred to another agent at another site or to an agent using a different communication channel, the data container accompanies the transition, ensuring that the customer perceives a seamless service process.

     Enterprise data access layer. Quintus eContact includes an enterprise data access layer that provides access to relational and legacy data sources. The enterprise data access layer creates a uniform view of third party data regardless of the data source and allows eContact to incorporate third-party customer information.

     Abstraction and customization. Quintus eContact uses a data abstraction layer that allows companies to store data entities, business rules and screen layouts as business objects. Customizations are performed on the business objects to modify them. All changes to the business objects are automatically reflected throughout Quintus' eContact suite.

     Workflow and routing engine. Quintus' eContact provides a graphical tool to create and modify customer interaction flows, define routing rules and build agent scripts. These customer interaction flows, rules and scripts are specified, distributed and stored in Extensible Markup Language, allowing eContact to leverage industry-standard tools and technologies. Customer interaction flows are defined using re-usable building blocks that can be used to create new routing rules as companies' needs evolve.

     High availability. Quintus has built its system using a modular, component-based approach. Additional customer service center capabilities and applications can be introduced without requiring companies to change their computing infrastructure and, in most cases, without affecting their operations. Quintus' system also provides multiple redundant configurations, delivering the ability to "failover" to an alternative configuration in the event of a system failure.

CUSTOMER SUPPORT SERVICES

     Quintus believes that high quality services and support are critical requirements for continued growth and increased sales of its products. Quintus has made and expects to continue to make significant investments to increase its ability to service and support its customers.

     Quintus' customer support services organization is organized into four groups including customer service management, professional services, technical support and education services.

     Customer service management. Quintus' customer service management team handles many aspects of its customer relationships including answering general questions, renewing maintenance agreements, shipping product upgrades and coordinating with its other resources to meet customer needs.

     Professional services. Quintus' professional services group helps facilitate the implementation of its solution. Quintus provides systems integration services to support its entire product suite. Quintus' services include integration, customization, data modeling, project management and business rules development. The professional services group also provides support for Quintus' implementation partners.

     Technical support. Quintus' technical services group is dedicated to providing the highest level of support to its customers. Quintus currently operates three technical support centers in the United States and relies upon a network of service providers internationally to provide consultations via toll-free telephone, email and the Web. Additionally, customers have 24-hour access to Quintus' online knowledge repository and the ability to directly log and track their issues through its Web site. Quintus offers a tiered maintenance and support program. Customers can choose from its existing support packages or have a custom package developed to meet their particular needs including 24x7 coverage and other assistance options.

     Education services. Quintus' education services group offers a full spectrum of classes providing the training needed to understand, implement and use its solution. Quintus offers lectures and teaching labs to end-users, administrators, developers and system integration partners at its facilities in California and Massachusetts. Upon request, Quintus can also provide customized on-site training.

SALES AND MARKETING

     Sales. Quintus sells its products through a direct sales force and indirectly through resellers and distribution partners. To date, Quintus targeted its sales efforts at Global 1000 companies and other rapidly growing companies pursuing eCRM initiatives, including those in the financial services, telecommunications and consumer products industries. Quintus' sales force consists primarily of sales people and sales engineers located in its sales offices in numerous locations across the United States. Quintus also maintains international offices in Amsterdam and London from which it provides sales support to its international distribution partners.

     Quintus currently has relationships with 23 domestic and international reseller and distribution partners including Intecom, Convergent Group, eGlobal Technology, Lucent Technologies and Newtel. Quintus also enhances its sales efforts through strategic relationships with systems integrators such as Ernst and Young, Cambridge Technology Partners and eLoyalty. Quintus intends to continue to expand its sales efforts by increasing the size of its direct sales force and broadening its indirect distribution channels.

     Marketing. Quintus' marketing efforts focus on creating market awareness for eCRM solutions, promoting its products and services, and generating sales opportunities. Quintus has a comprehensive marketing strategy that includes print advertising, public relations campaigns, direct mailings, newsletters, industry events including trade shows, analyst programs and speaking engagements, and joint marketing arrangements. Quintus also advertises on the Internet and uses its Web site to enhance its market presence and generate additional leads.

RESEARCH AND DEVELOPMENT

     Quintus' research and development efforts are focused primarily around enhancing its core technology and developing additional applications for the Quintus eContact suite. Quintus operates development centers in California, Massachusetts and Texas. Quintus' software development approach consists of a well-defined methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Quintus' research and development group works closely with customers, partners, Quintus' sales and marketing group and senior management to assist in defining product direction and to ensure that products are brought to market successfully. Members of Quintus' research and development group have extensive experience in customer relationship management software as well as Internet and telephony communication technologies.

     Quintus' research and development expenditures were approximately $11.2 million, $6.7 million, and $5.1 million in fiscal 2000, 1999 and 1998, respectively. Quintus believes that its future performance will depend in large part on its ability to enhance its current product line, develop new products and maintain its technological competitiveness. As a result, Quintus intend to continue to expend significant resources in research and development.

COMPETITION

     Quintus currently faces competition primarily from customer relationship management software vendors such as Nortel Networks' Clarify, emerging Internet customer interaction software vendors such as Kana Communications and Cisco Systems, and computer telephony software vendors such as Genesys Telecommunications Laboratories (recently acquired by Alcatel). Because there are relatively low barriers to entry in the software market, Quintus expects additional competition from other established and emerging companies. Potential future competitors include traditional call center technology providers and large enterprise application vendors as well as independent systems integrators, consulting firms and in-house information technology departments that may develop solutions that compete with Quintus' products. Quintus may not be able to compete effectively in the future as current competitors expand their product offerings and new companies enter the rapidly evolving eCRM market.

     Many of Quintus' current and potential competitors have longer operating histories, significantly greater financial, technical, sales, marketing and other resources, greater name recognition and a larger installed base of customers than Quintus does. As a result, these competitors can devote greater resources to the development, promotion and sale of products than Quintus can and may be able to respond to new or emerging technologies and changes in customer requirements more quickly than Quintus can.

     Current and potential competitors have established and may in the future establish relationships among themselves or with third parties to increase the ability of their products to address the needs of Quintus' current or prospective customers. In addition, a number of companies with significantly greater resources than Quintus could attempt to increase their presence in the eCRM market by acquiring or forming strategic alliances with Quintus' competitors. As a result, it is likely that new competitors or alliances among competitors will emerge and may rapidly acquire significant market share. Recently, a number of Quintus' competitors have been acquired by significantly larger companies, creating a number of stronger competitors with greater resources than Quintus'. Cisco Systems acquired GeoTel Communications in June 1999 and WebLine Communications in November 1999. These acquisitions strengthen Cisco's position as a provider of call routing and Web chat software. In December 1999, PeopleSoft acquired The Vantive Corporation, a provider of customer relationship management software. In January 2000, Alcatel acquired Genesys Telecommunications Laboratories, adding Genesys' computer telephony software functionality to Alcatel's voice and data network capabilities. In addition, in March 2000, Nortel Networks acquired Clarify, a provider of customer relationship management software.

     Quintus cannot assure you that it will be able to compete successfully against current and future competitors. Increased competition is likely to result in price reductions, reduced margins and loss of market share, any of which could harm Quintus' business, financial condition and results of operations. In order to be successful in the future, Quintus must respond promptly and effectively to technological change, changing customer requirements and competitors' innovations. The introduction of new products by competitors or shifts in market demands could render Quintus' existing products obsolete.

PATENTS AND PROPRIETARY RIGHTS

     Quintus' success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. Quintus relies primarily on a combination of copyrights, trademarks, licenses, trade secret laws and restrictions on disclosure to protect its intellectual property and proprietary rights. Quintus also enters into confidentiality agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, others may be able to copy or reverse engineer aspects of Quintus' products, to obtain and use information that Quintus regards as proprietary or to independently develop similar technology. Any such actions by competitors could harm Quintus' business, operating results and financial condition. In addition, the laws of some foreign countries may not protect Quintus' proprietary rights to the same extent as the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions.

     Quintus may need to take legal action in the future to enforce or defend its intellectual property and proprietary rights, to protect its trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. Litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources, either of which could harm Quintus' business, operating results and financial condition.

     Quintus attempts to avoid infringing upon known intellectual property and proprietary rights of third parties in its product development efforts. However, Quintus has not conducted and does not plan to conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If Quintus' products were to violate the proprietary rights of others, Quintus may be liable for substantial damages. In addition, Quintus may be required to re-engineer its products or seek to obtain licenses to continue offering its products. Quintus cannot assure you that such efforts would be successful.

EMPLOYEES

     As of March 31, 2000, Quintus had a total of 292 employees, including 89 people in research and development, 100 people in sales and marketing, 63 people in customer support services and 40 people in general and administrative services. Quintus does not have a collective bargaining agreement with any of its employees and Quintus considers its employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth information regarding our directors and officers as of May 15, 2000.

               NAME                  AGE                   POSITION
               ----                  ---                   --------
Executive Officers
  Alan Anderson....................  37    Chairman and Chief Executive Officer
  Paul Bartlett....................  39    Chief Operating Officer
  Nancy Brumfield..................  46    Chief Marketing Officer
  Susan Salvesen...................  44    Chief Financial Officer and Secretary
  Muralidhar Sitaram...............  36    Senior Vice President, Engineering
Other Officers
  Lawrence Byrd....................  42    Vice President, Strategy
  John Cecala......................  37    Vice President, Sales
  Roger Nunn.......................  45    Senior Vice President, Channels and
                                           International Sales
  Mark Payne.......................  45    Vice President, International Operations
  Candace Sestric..................  53    Vice President, Worldwide Customer
                                           Support Services

     Alan Anderson has served as Quintus' Chief Executive Officer since May 1995 and Quintus' Chairman since September 1999. From May 1995 to July 1999, Mr. Anderson also served as Quintus' President. From October 1992 to May 1995, Mr. Anderson served as Senior Vice President responsible for the North American operations of OpenVision Technologies, a systems management software developer. From December 1991 to October of 1992, Mr. Anderson served as a director for consulting services at Oracle Corporation, a database software company. From April 1989 to December 1991, Mr. Anderson served as a director of professional services for Sybase, a database software company. Mr. Anderson received his B.S. in information systems from the University of San Francisco.

     Paul Bartlett has served as Quintus' Chief Operating Officer since May 2000. Since May 1995, Mr. Bartlett served as a director of Quintus. From September 1996 to March 2000, Mr. Bartlett served as President of Hall Kinion & Associates, a recruiting and staffing firm, and served as a director of Hall Kinion from January 1996 to March 2000. From August 1990 to September 1996, he was with the Sprout Group, a venture capital firm, most recently as a partner. Mr. Bartlett received his A.B. in economics from Princeton University and his M.B.A. from the Stanford University Graduate School of Business.

     Nancy Brumfield has served as Quintus' Chief Marketing Officer since April 2000. From July 1992 to March 2000, Ms. Brumfield served as Vice President, Marketing for Business-to-Business Products at AT&T Wireless Services. From May 1990 to June 1992, Ms. Brumfield served as the Director of Marketing at Brown & Haley, an international packaged goods company. From March 1987 to April 1990, Ms. Brumfield served as the Director of Branch Marketing & Business Development for Charles Schwab. Ms. Brumfield received her B.A. from the University of Kentucky and her M.B.A. from the University of Hawaii.

     Susan Salvesen has served as Quintus' Chief Financial Officer and Secretary since January 1998. From April 1996 to September 1997, Ms. Salvesen served as Vice President, Finance and Administration and Chief Financial Officer and Secretary at Unify Corporation, a provider of e-commerce software solutions. From May 1994 to April 1996, Ms. Salvesen served as Vice President of Finance and Chief Financial Officer at AG Associates, a semiconductor equipment manufacturer. From February 1988 to May 1994, Ms. Salvesen served as Corporate Controller at Aspect Telecommunications, a telecommunications equipment company. Ms. Salvesen received her B.A. in economics from Rutgers University and her M.B.A. from the University of Pittsburgh.

     Muralidhar Sitaram has served as Quintus' Senior Vice President, Engineering since June 1996. From January 1994 to June 1996, Mr. Sitaram served as Quintus' Director of Engineering. Mr. Sitaram received his

B.S. in physics and computer science from Bombay University, India and his M.S. in computer science from the Case Western Reserve University.

OTHER OFFICERS

     Lawrence Byrd was a co-founder of Quintus in 1984 and has served as its Vice President, Strategy since April 2000. From May 1998 to April 2000, Mr. Byrd served as its Vice President, Marketing. From October 1997 to May 1998, Mr. Byrd served as Quintus' Vice President, Product Marketing, from June 1996 to October 1997, as its Chief Technology Officer, from June 1995 to June 1996, as its Vice President, Engineering and from December 1993 to June 1995, as a vice president in its consulting group. Prior to this, Mr. Byrd held a range of engineering, consulting and marketing positions for Quintus. Mr. Byrd received his B.A. in philosophy from the University of Durham, England.

     John Cecala has served as Quintus' Vice President, Sales since January 1999. From October 1995 to January 1999, Mr. Cecala served as a regional sales manager, and from January 1994 to October 1995 he served as one of Quintus' sales representatives. Prior to January 1994, Mr. Cecala served as a national and strategic account sales representative for Lotus Development, a computer software developer. Mr. Cecala received his B.A. degree in business and computer science from Concordia University.

     Roger Nunn has served as Quintus' Senior Vice President, Channels and International Sales since January 2000. From September 1999 to December 1999, Mr. Nunn served as Quintus' Vice President, Americas Operations. From January 1999 to September 1999, he served as Quintus' Senior Vice President of Sales. From October 1997 to December 1998, Mr. Nunn served as Quintus' Vice President of Channel Sales. From May 1994 to September 1997, Mr. Nunn served as a Director of Marketing for Auspex Systems, a provider of network file servers. From December 1988 to April 1994, Mr. Nunn was an area channels manager for Sun Microsystems, a provider of computer workstations. Mr. Nunn received his B.Sc. in engineering and his M.Sc. in management science from Imperial College of London, England.

     Mark Payne has served as Quintus' Vice President, International Operations since July 1998. From June 1996 to June 1998, Mr. Payne served as Senior Vice President of International Operations for Versatility, a software development company. From July 1992 to June 1996, he served as General Manager of Northern Europe for Gupta (now Centura), an applications development software company.

     Candace Sestric has served as Quintus' Vice President, Worldwide Customer Support Services since April 1997. From April 1996 to April 1997, Ms. Sestric served as Vice President, Professional Services for Knowledge Networks, a customer relationship management systems integrator. From November 1995 to February 1996, Ms. Sestric served as Vice President, Customer Services for Siebel Systems, a sales force automation software company. From June 1993 to November 1995, Ms. Sestric served as Vice President, Worldwide Customer Support Services for Gupta (now Centura). Ms. Sestric received her B.A. in business administration from the College of Santa Fe.

                                  RISK FACTORS

QUINTUS MAY NOT ACHIEVE PROFITABILITY AND, AS A RESULT, THE TRADING PRICE OF ITS COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT

     Quintus has not had a profitable quarter and it cannot assure you that it will become profitable. Quintus expects to increase its sales and marketing, research and development, and other expenses as it attempts to grow its business. As a result, Quintus will need to generate significant revenues to become profitable, which it may be unable to do. If Quintus fails to become profitable, the trading price of its common stock could decline significantly. Quintus has funded its operations through the sale of equity securities, borrowings and the sale of its products and services. Quintus incurred net losses from continuing operations of $15.9 million, $10.6 million, and $10.1 million in fiscal 2000, 1999, and 1998, respectively. As of March 31, 2000, Quintus had an accumulated deficit of $50.2 million. In addition, in November 1999, Quintus acquired Acuity which had incurred net losses of $4.6 million, $7.7 million, and $6.6 million for the nine months ended September 30, 1999 and in years ended December 31, 1998 and 1997, respectively. Acuity had an accumulated deficit of $25.3 million as of September 30, 1999. In connection with its acquisition of Acuity, Quintus recorded approximately $44.6 million of goodwill and intangible assets, which will be amortized on a monthly basis over periods of four to five years. In connection with the acquisition of Acuity, Quintus recognized a charge for in-process technologies of approximately $3.0 million in the quarter ending December 31, 1999.

BECAUSE QUINTUS RECENTLY EXPANDED THE SCOPE OF ITS PRODUCT OFFERING, IT MAY BE DIFFICULT FOR YOU TO EVALUATE ITS BUSINESS PROSPECTS

     In February 1999, Quintus expanded the scope of its product offering with components for managing email and Internet-based customer interactions and introduced the Quintus eContact suite. As a result, while it sold many of the components that are included in its eContact suite prior to 1999, Quintus has only recently sold the components for managing email and Internet-based customer interactions. Quintus sold its first email management and Internet-based customer service components in the quarter ended September 30, 1999, and it has completed the implementation of these components at some customer sites. Quintus cannot assure you that its eContact suite will achieve market acceptance. Quintus has integrated Acuity's WebCenter and WebACD products into its eContact suite. However, Quintus may encounter technical difficulties, delays and unforeseen expenses as Quintus continues its development efforts.

IF INITIAL IMPLEMENTATION OF THE QUINTUS ECONTACT SUITE SUFFERS PROBLEMS OR DELAYS, QUINTUS' REPUTATION AND FUTURE OPERATING RESULTS MAY BE HARMED

     The initial implementations of its eContact suite may encounter problems or delays. Although Quintus has successfully deployed some of the components of its eContact suite, Quintus has not deployed eContact with integrated computer telephony, email, Web chat and Web self-service capabilities. To successfully implement its eContact suite, Quintus must complete the integration of these components and will likely have to integrate eContact with a wide variety of complex systems currently used by its customers. If these initial implementations meet with significant technological obstacles, Quintus may be forced to spend additional resources, harming its operating results. If the ease and speed of these implementations do not meet the expectations of its customers, Quintus' reputation and ability to sell its eContact suite will be harmed.

BECAUSE QUINTUS' QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, THE TRADING PRICE OF ITS COMMON STOCK IS LIKELY TO BE VOLATILE

     It is likely that in some future quarter Quintus' revenues and operating results will fall below the expectations of market analysts and investors. If this happens, the trading price of Quintus common stock may fall substantially. Quintus' revenues and operating results are likely to vary significantly from quarter to quarter due to a variety of factors, including the risks described in this section.

     Quintus' ability to forecast revenues is limited. Quintus derives substantially all of its revenues from licenses of Quintus' software and related services. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and Quintus cannot predict revenues for any future quarter with any significant degree of certainty. In addition, Quintus expects that sales derived through indirect channels, which are more difficult to forecast, may increase as a percentage of total revenues in the future. Quintus' expenses are relatively fixed and are based, in part, on its expectations of future revenues. Consequently, if revenue levels do not meet Quintus' expectations, its operating results will suffer.

BECAUSE QUINTUS DEPENDS UPON A LIMITED NUMBER OF LARGE SALES FOR A SUBSTANTIAL PORTION OF ITS REVENUES, THE FAILURE TO OBTAIN LARGE PROSPECTIVE CUSTOMERS COULD CAUSE QUINTUS' REVENUES TO FALL QUICKLY AND UNEXPECTEDLY

     Quintus depends upon a limited number of large sales for a substantial portion of its revenues in each quarter. For example, in fiscal 2000, its largest customer, Ticketmaster, accounted for 13.7% of its total revenues. Quintus' failure to successfully close one or more large sales in any particular period could cause its revenues to drop quickly and unexpectedly. Quintus expects to continue to be dependent upon a limited number of customers for a significant portion of its revenues, and these customers are expected to vary from period-to-period. The loss of prospective major customers could result in its failure to meet quarterly revenue expectations, causing the trading price of its common stock to fall.

QUINTUS RELIES HEAVILY ON ITS INDIRECT DISTRIBUTION CHANNELS, PARTICULARLY ITS DISTRIBUTION AGREEMENT WITH LUCENT TECHNOLOGIES

     If Lucent Technologies were to cease reselling or fail to continue to promote its products, Quintus' operating results could be harmed. Lucent Technologies accounted for 15.0% and 21.7%, and 9.3% of its total revenues in fiscal 2000, 1999, and 1998, respectively. Quintus' distribution agreement with Lucent Technologies expires in May 2001 and can be terminated beforehand on 30 days' notice following a material breach of the agreement. Lucent Technologies is not obligated to make any minimum purchases.

     In addition, the loss of a reseller, the failure of a reseller to sell its products, or its failure to attract and retain qualified new resellers in the future could also harm Quintus' business. Typically its resellers do not have minimum purchase or resale obligations, can cease marketing Quintus' products at any time, and may offer competing products. Quintus intends to expand its indirect distribution channels by establishing additional relationships with resellers and distribution partners. Competition for these relationships is intense, and Quintus may be unable to establish relationships on favorable terms, if at all. Even if Quintus is successful in establishing these relationships, they may not substantially increase its revenues.

QUINTUS FACES A NUMBER OF RISKS RELATED TO QUINTUS' RECENT ACQUISITIONS OF ACUITY AND MUSTANG.COM, AND QUINTUS MAY FACE SIMILAR RISKS IN THE FUTURE IF QUINTUS ACQUIRES OTHER BUSINESSES OR TECHNOLOGIES

     In November 1999 and May 2000, Quintus acquired Acuity, a company located in Austin, Texas and Mustang.com, a company located in Bakersfield, California, respectively. Quintus previously had no other operations in either of these two locations. Although Quintus' integration of Acuity's products, personnel and systems is largely complete, unknown complications could arise in the future. In addition, Quintus is currently integrating Mustang.com's products, personnel, and systems, and unknown complications could arise in the future relating to this integration. If difficulties stemming from these integrations arise in the future, Quintus' business and operating results are likely to suffer. Further, the acquisition of Mustang was Quintus' fourth acquisition within the last three years, and it may make more acquisitions in the future. If Quintus is unable to integrate effectively any newly acquired businesses, technologies or products, Quintus' operating results could suffer. Integrating any newly acquired businesses, technologies or products may be expensive and time-consuming. Future acquisitions could also result in large and immediate write-offs for in-process research and development, increased amortization charges or the incurrence of debt and contingent liabilities. To finance acquisitions, Quintus may need to raise additional funds through public or private financings. Additional funds may not be available on favorable terms, or at all, and, in the case of equity financings, may result in dilution to Quintus shareholders. Moreover, Quintus may not be able to operate any acquired businesses profitably or otherwise implement its growth strategy successfully.

BECAUSE MANY OF QUINTUS' SALES PEOPLE ARE NEW HIRES AND HIRING ADDITIONAL SALES PERSONNEL IS PARTICULARLY COMPETITIVE, IT MAY BE UNABLE TO EXPAND ITS BUSINESS

     Quintus has replaced a large number of its sales people during the last year. As a result, many of its sales personnel are new to Quintus. Quintus expects its new sales personnel will require substantial training in its products and sales practices. New sales personnel tend to be less productive than those with greater experience selling its products. Moreover, Quintus intends to hire additional direct sales force personnel in the United States. Competition for qualified sales personnel is particularly intense in the software industry. In the past, Quintus has experienced difficulty hiring employees with appropriate qualifications in the time frame desired. Any delays or difficulties Quintus encounters in these recruiting, training or retention efforts could impair its ability to attract new customers and enhance its relationships with existing customers.

BECAUSE THE ECRM MARKET IS HIGHLY COMPETITIVE, QUINTUS MAY NOT BE ABLE TO SUCCEED AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT

     If Quintus fails to compete successfully in the highly competitive and rapidly changing eCRM market, it may not be able to succeed and you may lose part or all of your investment. Quintus faces competition primarily from customer relationship management software firms, emerging Internet customer interaction software vendors and computer telephony software companies. Quintus also faces competition from traditional call center technology providers, large enterprise application software vendors, independent systems integrators, consulting firms and in-house IT departments. Because barriers to entry into the software market are relatively low, Quintus expects to face additional competition in the future.

     Many of Quintus' competitors can devote significantly more resources to the development, promotion and sale of products than Quintus can, and many of them can respond to new technologies and changes in customer preferences more quickly than Quintus can. Further, other companies with resources greater than Quintus may attempt to gain market share in the eCRM market by acquiring or forming strategic alliances with its competitors.

QUINTUS' BUSINESS WILL SUFFER IF THE ECRM MARKET DOES NOT GROW

     The eCRM market is new and may not grow. The use of email, Web chat and Web self-service as channels for companies to interact with their customers is recent and may not grow as expected. Quintus' potential customers are just beginning to look for solutions for managing customer interactions across multiple communication channels, and concerns about the security, reliability and quality of customer service delivery over the Internet may inhibit the growth of its market. If eCRM software fails to achieve market acceptance, its business will suffer and may not succeed.

BECAUSE QUINTUS DEPENDS ON THIRD-PARTY SYSTEMS INTEGRATORS TO SELL AND IMPLEMENT ITS PRODUCTS, ITS REVENUES WILL LIKELY SUFFER IF IT DOES NOT DEVELOP AND MAINTAIN THESE RELATIONSHIPS

     Quintus relies on systems integrators to promote, sell and implement its solution. If Quintus fails to maintain and develop relationships with systems integrators, its revenues will likely suffer. Quintus currently relies on systems integrators such as Ernst and Young, Cambridge Technology Partners and eLoyalty to recommend its products to their customers and to install its products. If Quintus is unable to rely on systems integrators to implement its products, Quintus will likely have to provide these services itself, resulting in increased costs. As a result, its ability to grow may be harmed. In addition, systems integrators may develop, market or recommend products that compete with its products. For this reason, Quintus must cultivate its relationships with these firms, and its failure to do so could result in reduced sales revenues. Further, if these systems integrators fail to implement Quintus' products successfully, its reputation may be harmed.

BECAUSE THE SALES CYCLE FOR QUINTUS' PRODUCTS CAN BE QUITE LENGTHY, IT IS DIFFICULT FOR QUINTUS TO PREDICT WHEN OR WHETHER A SALE WILL BE MADE

     The timing of Quintus' revenues is difficult to predict in large part due to the length and variability of the sales cycle for its products. Companies often view the purchase of Quintus' products as a significant and strategic decision. As a result, companies tend to take significant time and effort evaluating Quintus' products. The amount of time and effort depends in part on the size and the complexity of the deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three to nine months. During this time Quintus may incur substantial sales and marketing expenses and expend significant management efforts. Quintus does not recoup these investments if the prospective customer does not ultimately license its product

IF QUINTUS IS UNABLE TO INTRODUCE NEW ECRM PRODUCTS OR PRODUCT ENHANCEMENTS ON A TIMELY BASIS, OR IF THE MARKET DOES NOT ACCEPT THESE PRODUCTS OR PRODUCT ENHANCEMENTS, QUINTUS' BUSINESS WILL SUFFER

     The eCRM market is new and is likely to change rapidly. Quintus' future success will depend on its ability to effectively and timely anticipate changing customer requirements and offer products and services that meet these demands. Potential customers may seek features that its products do not have. As a result, Quintus may need to develop these features, and this may result in a longer sales cycle, increased research and development expenses and reduced profit margins. In addition, the development of new or enhanced eCRM products is a complex and uncertain process. Quintus may experience design, development, marketing and other difficulties that could delay or prevent the introduction of new products and enhancements. For example, Quintus' ability to introduce new products would be impaired if Quintus cannot continue to attract, hire, train and retain highly skilled personnel.

QUINTUS' FAILURE TO MANAGE ITS RAPID GROWTH COULD INCREASE ITS COSTS AND HARM ITS BUSINESS

     Quintus has experienced rapid growth and plans to continue to significantly expand its operations. Quintus may not be able to manage this growth effectively, which would impair its ability to attract and service customers and cause it to incur higher operating costs. Expanding its operations has placed a significant strain on its personnel and other resources. Its revenues have grown to $51.7 million in fiscal 2000 from $21.9 million in fiscal 1998. Quintus' headcount increased to 292 as of March 31, 2000 from 196 employees as of March 31, 1998. To manage its growth effectively, Quintus may need to further improve its operational, financial and management systems. Quintus cannot assure you that it will improve these systems adequately.

IF QUINTUS DOES NOT SUCCESSFULLY ADDRESS THE RISKS INHERENT IN THE EXPANSION OF ITS INTERNATIONAL OPERATIONS, ITS OPERATING RESULTS MAY SUFFER

     Quintus has limited experience in international operations and may not be able to compete effectively in international markets. Quintus currently intends to expend significant financial and management resources to expand its international operations. Quintus believes that the future expansion of its international operations is important to the growth of its business. Most of its international sales are generated through resellers and distributors, and Quintus expects substantial costs and resources will be required to continue to train and support these resellers.

     Among the various risks Quintus faces in conducting business internationally are:

     - difficulties and costs of staffing and managing foreign operations;

     - longer accounts receivable payment cycles and possible difficulties in collecting accounts receivable, which may increase Quintus' operating costs and hurt its financial performance;

     - technology standards that are different from those on which Quintus products are designed, which could require expensive redesigns of Quintus' products;

     - political and economic instability;

     - unexpected changes in regulatory requirements that could make Quintus' products and services more expensive and therefore less attractive to potential customers; and

     - fluctuations in currency exchange rates and the imposition of currency exchange controls.

BECAUSE QUINTUS DEPENDS ON LICENSED THIRD-PARTY TECHNOLOGIES, QUINTUS WILL FACE ADDITIONAL COSTS IF IT HAS TO REPLACE THESE TECHNOLOGIES

     Quintus' products incorporate technologies that are licensed from third parties. Although Quintus believes it could obtain similar technologies from alternative sources, substituting and integrating replacement technologies could require Quintus to divert significant resources. These efforts, if required, could delay the shipment of existing products and could delay the introduction of new products or enhancements as a result of the diversion of development resources. In addition, Quintus may be required to license replacement technologies on terms less favorable than its current terms, which would increase its expenses. If Quintus is unable to obtain the third-party technologies necessary for the successful operation of its products, its business would be harmed.

UNKNOWN SOFTWARE DEFECTS COULD HARM QUINTUS' BUSINESS AND REPUTATION

     Quintus' software interacts with other complex systems and software. Its software products may contain defects, particularly when first introduced. Despite Quintus' software testing procedures, it may not discover software defects that affect its products until after they are deployed. These defects could result in:

     - damage to Quintus' reputation;

     - product returns or lost sales;

     - product liability claims against Quintus;

     - delays in or loss of market acceptance of Quintus' products; and

     - unexpected expenses and diversion of resources to remedy errors.

The occurrence of any of these events would hurt Quintus' operating results. In addition, Quintus' customers generally use its products together with products from other vendors. As a result, when problems occur, it may be difficult to identify the source of the problem. Therefore, even if these problems are not caused by Quintus' products, they may cause Quintus to incur significant warranty and repair costs, divert the attention of its engineering personnel and cause significant customer relations problems.

ALTHOUGH QUINTUS HAS TAKEN MEASURES TO PROTECT ITS INTELLECTUAL PROPERTY, ITS COMPETITIVE POSITION MAY SUFFER IF THESE MEASURES PROVE TO BE INADEQUATE

     Third parties may infringe or misappropriate Quintus' copyrights, trademarks and similar proprietary rights. Quintus cannot be certain that the steps it has taken to prevent the misappropriation of its intellectual property are adequate, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States. Quintus relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. In addition, Quintus enters into confidentiality agreements with its employees and certain customers, vendors and strategic partners. Quintus has one issued U.S. patent and one filed U.S. patent application. Through its acquisition of Acuity, it acquired one additional issued U.S. patent as well as nine additional filed U.S. patent applications. Quintus cannot assure you that any patents will be issued from these applications or that any issued patent will protect its intellectual property. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to Quintus.

QUINTUS MAY FACE COSTLY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS

     Companies have in the past alleged that Quintus' products infringe their patents, and others may make similar allegations in the future. Such claims, or other claims that Quintus' products infringe other intellectual property rights, may force Quintus to seek expensive licenses, re-engineer its products, engage in expensive and time-consuming litigation or stop marketing the challenged product. Further, by contract Quintus typically indemnifies its customers against infringement claims related to its products. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running Quintus' business. This litigation could also require Quintus to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. Quintus' failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis in a cost-effective manner would harm its business.

SALES OF QUINTUS COMMON STOCK INTO THE PUBLIC MARKET COULD HARM THE MARKET PRICE OF QUINTUS COMMON STOCK AND ITS ABILITY TO RAISE MONEY THROUGH SALES OF EQUITY SECURITIES

     The value of an investment in Quintus common stock and Quintus' ability to raise money through the sale of additional equity securities could be adversely affected if its existing shareholders sell large amounts of their Quintus common stock into the public market. If significant volumes of Quintus common stock are sold into the public market, the market price of its common stock, and therefore the value of your investment, could fall. This could impair Quintus' ability to raise capital through the sale of additional equity securities. With the exception of the shares sold in its initial public offering, substantially all of its currently outstanding shares were subject to transfer restrictions that recently expired on May 14, 2000. An increase in sales of Quintus' common stock as a result of the expiration of these transfer restrictions could cause the trading price of Quintus' common stock to fall.

ANTI-TAKEOVER PROVISIONS IN QUINTUS CHARTER DOCUMENTS, AS WELL AS PROVISIONS OF EMPLOYMENT AGREEMENTS OF SOME OF ITS KEY EXECUTIVE OFFICERS AND PROVISIONS OF AN AGREEMENT WITH SIEBEL SYSTEMS, COULD PREVENT OR DELAY A CHANGE IN CONTROL OF QUINTUS

     Provisions in Quintus' bylaws and in its certificate of incorporation may have the effect of delaying or preventing a change of control or changes in management of Quintus. These provisions include:

     - the requirement that a special meeting of shareholders may only be called by shareholders owning at least a majority of its outstanding shares;

     - the ability of its board of directors to issue preferred stock without shareholder approval; and

     - the right of its board of directors to elect a director to fill a vacancy created by the expansion of the board of directors.

     Some of Quintus' officers have agreements with it that provide for acceleration of vesting following certain sales or mergers of Quintus. These provisions could make Quintus' acquisition by a third party more costly and could delay or prevent a change of control or changes in its management.

     In addition, Quintus has entered into an agreement with Siebel Systems that requires Quintus to notify Siebel if Quintus receives and intends to pursue an unsolicited offer from a third party to acquire Quintus or if Quintus intends to solicit offers from third parties to acquire Quintus. Quintus has also agreed to negotiate with Siebel if Siebel, having received a notification from Quintus, submits a competing offer to acquire Quintus. These provisions could delay or prevent a change of control.

QUINTUS MAY HAVE CONTINGENT LIABILITY ARISING OUT OF A POSSIBLE VIOLATION OF
SECTION 5 OF THE SECURITIES ACT OF 1933 IN CONNECTION WITH ELECTRONIC MAIL SENT TO SOME EMPLOYEES REGARDING PARTICIPATION IN ITS DIRECTED SHARE PROGRAM

     As part of its initial public offering, Quintus and the underwriters determined to make available up to 250,000 shares at the initial public offering price for employees and other persons associated with its company. On October 25, 1999, representatives of Quintus sent electronic mail with respect to this directed share program to its employees located in the United Kingdom and the Netherlands and representatives of Acuity sent electronic mail with respect to this directed share program to all Acuity employees. This electronic mail set forth procedural aspects of the directed share program and informed the recipients that they might have an opportunity to participate in the proposed directed share program. Quintus may not have delivered a preliminary prospectus for its initial public offering to its employees in the United Kingdom and the Netherlands or to all Acuity employees prior to their receipt of the electronic mail regarding the directed share program. Also, this electronic mail may constitute a non-conforming prospectus. Quintus may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act of 1933 in connection with the electronic mail sent to these potential participants who did not receive the preliminary prospectus prior to the email regarding the directed share program and who may have received a non-conforming prospectus. Any liability would depend upon the number of shares purchased by the recipients of the electronic mail. If any such liability is asserted, Quintus will contest the matter strenuously. Quintus does not believe that any such liability would be material to its financial condition.

ITEM 2. PROPERTIES

     Quintus' principal administrative, sales, marketing, support and research and development facilities are located in approximately 36,000 square feet of space in Fremont, California. Quintus' lease of approximately 30,000 square feet expires in December 2000, and its lease of approximately 6,000 square feet expires in April 2001. Quintus leases several office suites in the United States and the United Kingdom for sales and service personnel. In addition, Quintus maintains offices in Acton, Massachusetts; Austin, Texas; Bakersfield, California; and Chicago, Illinois and has its European headquarters in Amsterdam, the Netherlands.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Quintus' common stock is traded on the Nasdaq National market under the symbol "QNTS." Quintus' initial public offering of its common stock was on November 15, 1999. The table below reflects the high and low sales prices for Quintus' common stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded. On May 15, 2000, the closing sales price of Quintus' common stock as reported by the Nasdaq National Market was $8.75.

                                                      HIGH      LOW
                                                     ------    ------
Quarter Ended December 31, 1999....................  $56.50    $39.88
Quarter Ended March 31, 2000.......................  $56.38    $27.50

     Quintus' present policy is to retain earnings, if any, to finance future growth. Quintus has never paid cash dividends and has no present intention to pay cash dividends. As of May 15, 2000, there were approximately 545 holders of record of Quintus' common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

The consolidated statements of operations data and the consolidated balance sheet data for each of the five years in the period ended March 31, 2000 are derived from Quintus' audited consolidated financial statements.

                                                                                          FOR THE
                                                                                           PERIOD
                                                                                        FROM MAY 25,
                                                                                            1995
                                                       YEAR ENDED MARCH 31,               THROUGH
                                             ----------------------------------------    MARCH 31,
                                               2000       1999       1998      1997         1996
                                             --------   --------   --------   -------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................  $ 51,707   $ 30,307   $ 21,890   $13,614     $ 6,441
Cost of revenues...........................    13,343      9,177      8,290     5,171       1,622
Gross profit...............................    38,364     21,130     13,600     8,443       4,819
Loss from continuing operations............   (16,646)    (9,669)    (9,606)   (3,366)     (8,263)
Net loss from continuing operations........   (15,908)   (10,586)   (10,146)   (3,526)     (8,295)
Net loss...................................   (15,560)   (11,466)   (11,249)   (3,526)     (8,295)
Basic and diluted net loss per share from
  continuing operations....................  $  (1.10)  $  (3.73)  $  (6.88)  $ (4.25)    $(76.63)
Basic and diluted net loss per share.......  $  (1.08)  $  (4.04)  $  (7.53)  $ (4.25)    $(76.63)
Shares used in computation, basic and
  diluted..................................    14,428      2,835      1,695       868         109

                                                                 AS OF MARCH 31,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 21,867   $  1,785   $  1,986   $  3,045   $   792
Working capital (deficiency).................    61,956     (8,644)   (11,250)     1,552       582
Total assets.................................   132,120     19,594     23,141      9,852     5,699
Long-term obligations, net of current........     1,234      2,201      4,246         19       528
Redeemable convertible preferred stock.......        --     17,811     17,811     14,110     9,478
Total stockholders' equity (deficiency)......   109,114    (20,091)   (20,333)   (10,831)   (7,850)

     See note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Quintus' actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors".

OVERVIEW

     Quintus provides a comprehensive e-Customer Relationship Management or eCRM solution to manage customer interactions, such as customer orders, inquiries and service requests, and deliver consistent customer service across multiple communication channels, including the Internet, email and the telephone. Quintus' eContact software suite includes applications that address the needs of customer service representatives and agents in sales and service, consumer relations, technical support and human resources centers and a routing engine to manage customer interactions. These applications and Quintus' routing engine can be sold separately or in a group. eContact enables companies to handle high volumes of customer interactions and leverage opportunities to sell additional products and services to their customers.

     The Quintus eContact software suite allows companies to personalize, route and manage customer interactions. Quintus' eContact suite enables consistent customer service through the use of common rules for prioritizing, handling and responding to customer interactions, shared customer profile information, uniform strategies for selling additional products and services to customers, and consolidated management and reporting functions that allow companies to capture and analyze customer information.

     Quintus sells its products to customers in North and South America, Europe, South Africa and Asia Pacific through a direct sales force and indirectly through resellers and distribution partners. All of Quintus' sales are denominated in U.S. dollars. International revenues accounted for 23.9% of total revenues in fiscal 2000. Quintus intends to establish additional distribution relationships with partners outside of the United States and it expects international revenues to continue to increase as a percentage of its total revenues in the future.

RESULTS OF OPERATIONS

     The following sets forth Quintus' results of operations as a percentage of total revenues:

                                                       YEAR ENDED MARCH 31,
                                                      -----------------------
                                                      2000     1999     1998
                                                      -----    -----    -----
REVENUES:
  License...........................................   66.6%    58.0%    59.2%
  Service...........................................   33.4     42.0     40.8
                                                      -----    -----    -----
          Total revenues............................  100.0    100.0    100.0
COST OF REVENUES:
  License...........................................    4.4      1.8      3.3
  Service...........................................   21.4     28.5     34.6
                                                      -----    -----    -----
          Total cost of revenues....................   25.8     30.3     37.9
                                                      -----    -----    -----
Gross profit........................................   74.2     69.7     62.1
OPERATING EXPENSES:
  Sales and marketing...............................   51.8     56.6     51.8
  Research and development..........................   21.6     22.2     23.3
  General and administrative........................   11.1     11.8     14.8
  Amortization of intangibles.......................   12.9     10.5      6.1
  Acquired in-process technologies..................    5.8       --     10.0
  Stock-based compensation..........................    3.2      0.5       --
                                                      -----    -----    -----
          Total operating expenses..................  106.4    101.6    106.0
                                                      -----    -----    -----
Loss from continuing operations.....................  (32.2)   (31.9)   (43.9)
Other income (expense), net.........................    1.4     (3.0)    (2.5)
                                                      -----    -----    -----
Net loss from continuing operations.................  (30.8)   (34.9)   (46.4)
Discontinued operations:
  Loss from discontinued operations.................     --     (6.2)    (5.0)
  Gain on disposal of discontinued operations.......    0.7      3.3       --
                                                      -----    -----    -----
Net loss............................................  (30.1)%  (37.8)%  (51.4)%
                                                      =====    =====    =====

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000, 1999, AND 1998

REVENUES

     Total Revenues. Total revenues were $51.7 million, $30.3 million, and $21.9 million in fiscal 2000, 1999, and 1998, respectively, increasing 70.6% from fiscal 1999 to fiscal 2000 and 38.5% from fiscal 1998 to fiscal 1999.

     License. License revenues were $34.4 million, $17.6 million, and $12.9 million in fiscal 2000, 1999, and 1998, respectively, increasing 95.9% from fiscal 1999 to 2000 and 35.8% from fiscal 1998 to 1999. The increase in license revenues in fiscal 2000 from fiscal 1999 was primarily due to an increase in the number of licenses sold to new and existing customers and increased sales generated by Quintus' expanded sales force. The increase in the number of licenses was primarily due to increased market acceptance of Quintus' products, both in the United States and internationally. The increase in license revenues in fiscal 1999 from 1998 was primarily due to a full year of CTI product sales in fiscal 1999 compared to fewer than five months in fiscal 1998. License revenue from Quintus' CTI product increased to $7.7 million in fiscal 1999 from $3.1 million in fiscal 1998.

     Service. Service revenues were $17.3 million, $12.7 million, and $8.9 million in fiscal 2000, 1999, and 1998, respectively, increasing 35.7% from fiscal 1999 to 2000 and 42.4% from fiscal 1998 to 1999. The increase was primarily due to growth in Quintus' consulting business, growth in its installed base of customers with a maintenance contract, and maintenance renewals from products licensed in prior periods. Service revenues decreased as a percentage of total revenues in fiscal 2000 as Quintus continued to have third-party system integrators undertake a greater percentage of its product implementation. In future years, Quintus expects this trend to continue.

COST OF REVENUES

     License. Cost of licenses consists primarily of royalties, product packaging, documentation, and production. Cost of licenses was $2.3 million, $554,000, and $708,000 in fiscal 2000, 1999, and 1998, respectively, increasing 310.5% from fiscal 1999 to 2000 and decreasing 21.8% from fiscal 1998 to 1999. Cost of licenses as a percentage of license revenues represented 6.6%, 3.2%, and 5.5% in fiscal 2000, 1999, and 1998, respectively. The increase in fiscal 2000 was primarily due to an increase in sales of third-party license revenues and the resulting increase in third-party royalty payments and to a lesser extent increases in material costs and other related expenses. The decrease in fiscal 1999 from fiscal 1998 was due to a decrease in royalty payments associated with licensing of Quintus' products.

     Service. Cost of services consists primarily of personnel costs and third-party consulting fees associated with implementation, customization, maintenance and other support services. Cost of services was $11.1 million, $8.6 million, and $7.6 million in fiscal 2000, 1999, and 1998, respectively, increasing 28.4% from fiscal 1999 to 2000 and 13.7% from fiscal 1998 to 1999. Cost of services as a percentage of service revenues represented 64.1%, 67.7%, and 84.8% in fiscal 2000, 1999, and 1998, respectively. The dollar increase was primarily due to the number of third-party consultants Quintus engaged to provide consulting and implementation of its products and an increase in its installed base for its maintenance contracts. Cost of services as a percentage of service revenues declined primarily due to an increase in margins for service revenues. Cost of services as a percentage of service revenues may vary between periods due to the mix of services provided and the resources used to provide these services.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, public relations, marketing materials, and trade shows. Sales and marketing expenses were $26.8 million, $17.1 million, and $11.3 million in fiscal 2000, 1999, and 1998, respectively, representing 51.8%, 56.6% and 51.8% of total revenues in the respective periods. The dollar increases for each of the periods were primarily due to the expansion of Quintus' worldwide sales and marketing organization, which increased from 62 employees in fiscal 1998 to 100 employees in fiscal 2000, an increase in sales commissions associated with increases in revenues and higher marketing costs due to expanded advertising and promotional activities. The decrease in sales and marketing expenses as a percentage of total revenues in fiscal 2000 from fiscal 1999 was primarily due to growth in total revenues. Quintus intends to invest substantial resources to expand its direct sales force and other distribution channels, to establish additional sales offices in the United States and internationally, and to conduct marketing programs to support its existing and new product offerings. As a result, sales and marketing expenses are expected to increase in future periods.

     Research and Development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement and localization of existing products, and quality assurance and testing costs incurred prior to commercial production. Research and development expenses were $11.2 million, $6.7 million, and $5.1 million in fiscal 2000, 1999, and 1998, respectively, representing 21.6%, 22.2% and 23.3% of total revenues in the respective periods. The dollar increases for each of the periods were primarily due to increases in personnel, which increased from 53 employees in fiscal 1998 to 89 employees in fiscal 2000. The decline in research and development expenses as a percentage of total revenues for each of the periods was due to the growth in total revenues. Quintus anticipates that research and development expenses in absolute dollars will continue to increase in future periods. To date, all research and development costs have been expensed as incurred.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and human resource employees, as well as accounting, legal, other professional fees and allowance for doubtful accounts. General and administrative expenses were $5.7 million, $3.6 million, and $3.2 million in fiscal 2000, 1999, and 1998, respectively, representing 11.1%, 11.8% and 14.8% of total revenues in the respective periods. The dollar increases for each of the periods was primarily due to increases in personnel, which increased from 24 employees in fiscal 1998 to 40 employees in fiscal 2000, and associated expenses necessary to manage and support Quintus' increased scale of operations and expenses related to being a public company. The decline in general and administrative expenses as a percentage of revenues for each fiscal year was primarily due to the growth in total revenues. Quintus currently expects general and administrative expenses to increase in absolute dollars in the future as it continues to expand its infrastructure.

     Amortization of Intangibles. Amortization of intangibles represents costs arising from Quintus' acquisition of Acuity in November 1999 and its acquisition of Nabnasset in November 1997. Amortization is recorded on a straight-line basis over a period of three to five years ending September 2004. Amortization of intangibles was $6.7 million, $3.2 million, and $1.3 million in fiscal 2000, 1999, and 1998, respectively, representing 12.9%, 10.5% and 6.1% of total revenues in fiscal 2000, 1999, and 1998, respectively.

     Acquired In-Process Technologies. In November 1999, Quintus acquired Acuity for $47.1 million based on capital stock issued, the value of options and warrants assumed, and transaction costs incurred. In November 1997, Quintus acquired Nabnasset for $3.5 million in cash, stock and options to purchase Quintus' common stock. Both transactions were accounted for as a purchase. In both acquisitions, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. Acquired in-process technologies of $3.0 million and $2.2 million were charged to operations in fiscal 2000 and 1998, respectively, as the technologies did not have alternative future uses as of the date of the acquisition.

     Stock-Based Compensation. During fiscal 2000, 1999, and 1998, Quintus recorded deferred stock-based compensation of $2.7 million, $1.1 million, and $99,000, respectively, relating to stock options granted to employees in each of those years. Such amounts represent the difference between the exercise price and the deemed fair market value of Quintus' common stock at the date of grant. These amounts are being amortized over the vesting periods of the granted options. Quintus recognized $1.6 million and $171,000 of stock-based compensation in operating expenses in fiscal 2000 and 1999, respectively. There was no stock based compensation expense recorded in operating expenses in fiscal 1998.

     Other Income (Expense), Net. Other income of $738,000 in fiscal 2000 consisted primarily of interest income from Quintus' investments of initial public offering proceeds in short-term investments. Other expense of $917,000 and $540,000 from fiscal 1999 and 1998, respectively, was primarily due to Quintus' line of credit with a financial institution, which was repaid in full during the third quarter of fiscal 2000. Included within interest expense in fiscal 1999 is $165,000 with respect to warrants granted in connection with notes payable to stockholders.

DISCONTINUED OPERATIONS

     Quintus' Call Center Enterprises division, which was sold in February 1999, had revenues of $3.2 million and $2.5 million in fiscal 1999 and 1998, respectively, and incurred a loss from operations of $1.9 million and $1.1 million in fiscal 1999 and 1998, respectively. There were no assets or liabilities remaining as of March 31,

1999. During fiscal 2000, the Company earned the right to receive additional payments of approximately $348,000 based on the number of former CCE employees who remained employed by the purchaser for one year subsequent to the date of disposition. This amount has been reflected as a gain on disposal of discontinued operations in fiscal 2000. Included within the $1.0 million gain on disposal of discontinued operations in fiscal 1999 is the fair value of options granted in connection with the sale of Call Center Enterprises of $453,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, Quintus' principal source of liquidity was approximately $59.1 million of cash, cash equivalents and short-term investments.

     On November 16, 1999, Quintus completed an initial public offering in which we sold 5,175,000 shares of common stock at $18 per share, including 675,000 shares in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were $84.9 million, net of underwriters' discounts and other related costs of $8.2 million. Immediately after the closing of the offering, Quintus paid $18.1 million to holders of some series of its preferred stock. The remaining net proceeds were added to cash equivalents and short-term investments.

     Cash used in operating activities was $11.4 million, $7.3 million and $4.0 million in fiscal 2000, 1999, and 1998, respectively. Cash used in fiscal 2000 was primarily due to a net loss of $15.6 million and an increase in accounts receivable, offset in part by increases in depreciation and amortization, increases in accounts payable, and a $3.0 million non-cash charge for in-process technologies related to Quintus' acquisition of Acuity. Cash used in fiscal 1999 was primarily due to a net loss of $11.5 million and a $1.0 million gain on disposal of discontinued operations, offset in part by depreciation and amortization expenses. Cash used in fiscal 1998 was primarily due to a net loss of $11.2 million and an increase in accounts receivable, offset in part by an increase of deferred revenues, depreciation and amortization expenses, and a $2.2 million non-cash charge for in-process technologies related to Quintus' acquisition of Nabnasset.

     Cash (used in) provided by investing activities was ($39.4 million), $924,000, and ($3.7 million) in fiscal 2000, 1999, and 1998, respectively. Cash used in investing activities in fiscal 2000 was primarily for purchases of short-term investments of $37.3 million, net of maturities, and $2.9 million in purchases of property and equipment. Cash provided by investing activities in fiscal 1999 was primarily due to proceeds from the sale of discontinued operations, offset by purchases of property and equipment. Cash used in investing activities in fiscal 1998 was primarily due to $2.5 million for the acquisition of Nabnasset and purchases of property and equipment.

     Cash provided by financing activities was $70.9 million, $6.2 million, and $6.6 million in fiscal 2000, 1999, and 1998, respectively. Cash provided by financing activities consisted primarily of net proceeds from Quintus' initial public offering in November 1999 of $84.9 million and net proceeds from issuance of preferred stock of $11.2 million, offset in part by payments of $18.1 million to some series of its preferred shareholders and $4.9 million in repayments of Quintus' bank line of credit. For fiscal 1999 and 1998, cash provided by financing activities consisted primarily of proceeds from private sales of preferred stock and borrowings under a bank line of credit.

     Quintus expects to experience significant growth in its operating expenses, particularly sales and marketing and research and development expenses, for the foreseeable future in order to execute its business plan. As a result, Quintus anticipates that these operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. In addition, Quintus may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Quintus currently anticipates that its current cash, cash equivalents and investments will be sufficient to meet its anticipated cash needs for working capital and capital for at least the next 12 months. Thereafter, Quintus may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, Quintus may not be able to raise it on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for Quintus' fiscal year ending March 31, 2002. Management believes that this statement will not have a significant impact on Quintus' financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2000, Quintus had an outstanding balance of $1.7 million in loans with interest rates ranging from 8.25% to 10.00%. A 10.00% movement in market interest rates would not significantly impact Quintus' financial position or results of operations.

     Quintus' interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its funds are invested in instruments with maturity of less than two years. Quintus' policy is to limit the risk of principal loss and ensure the safety of invested founds by limiting market and credit risk. Funds in excess of current operating requirements are primarily invested in obligations of large corporations. Due to the nature of Quintus' investments, its has concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditor's Report -- Deloitte & Touche LLP.......   31
Report of Ernst & Young LLP, Independent Auditors...........   32
Consolidated Balance Sheets.................................   33
Consolidated Statements of Operations.......................   34
Consolidated Statements of Stockholders' Equity
  (Deficiency)..............................................   35
Consolidated Statements of Cash Flows.......................   36
Notes to Consolidated Financial Statements..................   37

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Quintus Corporation:

     We have audited the accompanying consolidated balance sheet of Quintus Corporation and subsidiaries (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Jose, California
April 18, 2000
(May 18, 2000 as to Note 14)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quintus Corporation

     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency), and cash flows of Quintus Corporation for the year ended March 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Quintus Corporation for the year ended March 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

Palo Alto, California
April 30, 1998

                              QUINTUS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 21,867    $  1,785
  Short-term investments....................................    37,209          --
  Accounts receivable, less allowance for doubtful accounts
     of $1,323 and $729.....................................    22,580       8,671
  Prepaid expenses and other assets.........................     2,072         573
                                                              --------    --------
          Total current assets..............................    83,728      11,029
Property and equipment, net.................................     5,061       3,162
Purchased technology, less accumulated amortization of
  $3,279 and $1,889.........................................     1,421       2,111
Intangible assets, less accumulated amortization of $7,925
  and $2,630................................................    41,583       2,970
Other assets................................................       327         322
                                                              --------    --------
          Total assets......................................  $132,120    $ 19,594
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable..........................................  $  6,383    $  2,352
  Accrued compensation and related benefits.................     4,011       2,114
  Other accrued liabilities.................................     2,803       2,268
  Deferred revenue..........................................     7,668       6,615
  Borrowings under bank line of credit......................        --       4,868
  Current portion of capital lease obligations..............       177         109
  Current portion of long-term debt.........................       730       1,347
                                                              --------    --------
          Total current liabilities.........................    21,772      19,673
Capital lease obligations, less current portion.............       300         101
Long-term debt, less current portion........................       934       1,700
Deferred revenue............................................        --         400
Commitments and Contingencies (Notes 7 and 13)
Redeemable convertible preferred stock......................        --      17,811

Stockholder's Equity (Deficiency):
  Redeemable convertible preferred stock, $0.001 par value;
     authorized shares -- none in March 2000 and 14,555,000
     in March 1999; issued and outstanding shares -- none in
     March 2000 and 13,970,914 in March 1999................        --          14
  Convertible preferred stock, $0.001 par value; authorized
     shares -- 10,000,000 in March 2000 and 4,500,000 in
     March 1999; issued and outstanding shares -- none in
     March 2000 and 3,967,935 in March 1999.................        --           3
  Common stock, $0.001 par value; authorized
     shares -- 100,000,000 in March 2000 and 40,000,000 in
     March 1999; issued and outstanding shares -- 33,478,191
     in March 2000 and 4,208,478 in March 1999..............        33           4
  Additional paid-in capital................................   161,632      15,483
  Notes receivable from stockholders........................      (223)       (117)
  Deferred compensation.....................................    (2,076)       (884)
  Accumulated other comprehensive loss......................       (98)         --
  Accumulated deficit.......................................   (50,154)    (34,594)
                                                              --------    --------
          Total stockholders' equity (deficiency)...........   109,114     (20,091)
                                                              --------    --------
Total liabilities and stockholders' equity (deficiency).....  $132,120    $ 19,594
                                                              ========    ========

                See notes to consolidated financial statements.

                              QUINTUS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues:
  License..................................................  $ 34,427    $ 17,577    $ 12,948
  Service..................................................    17,280      12,730       8,942
                                                             --------    --------    --------
          Total revenues...................................    51,707      30,307      21,890
Cost of Revenues:
  License..................................................     2,274         554         708
  Service..................................................    11,069       8,623       7,582
                                                             --------    --------    --------
          Total cost of revenues...........................    13,343       9,177       8,290
                                                             --------    --------    --------
Gross profit...............................................    38,364      21,130      13,600
Operating Expenses:
  Sales and marketing......................................    26,774      17,147      11,336
  Research and development.................................    11,180       6,719       5,102
  General and administrative...............................     5,739       3,577       3,233
  Amortization of intangibles..............................     6,684       3,185       1,335
  Acquired in-process technologies.........................     3,000          --       2,200
  Stock-based compensation.................................     1,633         171          --
                                                             --------    --------    --------
          Total operating expenses.........................    55,010      30,799      23,206
                                                             --------    --------    --------
Loss from continuing operations............................   (16,646)     (9,669)     (9,606)
Other Income (Expense):
  Interest expense.........................................      (702)       (804)       (567)
  Other income (expense), net..............................     1,440        (113)         27
                                                             --------    --------    --------
                                                                  738        (917)       (540)
Net loss from continuing operations........................   (15,908)    (10,586)    (10,146)
Discontinued operations:
  Loss from discontinued operations........................        --      (1,891)     (1,103)
  Gain on disposal of discontinued operations..............       348       1,011          --
                                                             --------    --------    --------
Net loss...................................................   (15,560)    (11,466)    (11,249)
Redeemable preferred stock accretion.......................        --          --      (1,519)
                                                             --------    --------    --------
Loss applicable to common stockholders.....................   (15,560)    (11,466)    (12,768)
                                                             ========    ========    ========
Other Comprehensive loss:
  Foreign currency translation adjustments.................       (39)         --          --
  Unrealized loss on short-term investments................       (59)         --          --
                                                             --------    --------    --------
Comprehensive loss.........................................  $(15,658)   $(11,466)   $(12,768)
                                                             ========    ========    ========
Basic and Diluted Net Loss Per Common Share:
  Continuing operations....................................  $  (1.10)   $  (3.73)   $  (6.88)
  Discontinued operations..................................        --       (0.67)      (0.65)
  Gain on disposal.........................................      0.02        0.36          --
                                                             --------    --------    --------
Basic and diluted net loss per common share................  $  (1.08)   $  (4.04)   $  (7.53)
                                                             ========    ========    ========
Shares used in computation, basic and diluted..............    14,428       2,835       1,695
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                              QUINTUS CORPORATION

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   NOTES
                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL    RECEIVABLE
                                      --------------------   -------------------    PAID-IN         FROM         DEFERRED
                                        SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                                      -----------   ------   ----------   ------   ----------   ------------   ------------
Balances at April 1, 1997...........   12,515,918    $ 13     3,031,118    $ 3      $  1,090       $ (58)        $    --
Issuance of common stock under stock
 option plan........................           --      --       944,949      1           166          --              --
Issuance of common stock and stock
 options in connection with business
 combinations.......................           --      --       518,921     --         1,044          --              --
Repurchase of common stock..........           --      --      (377,688)    --           (42)         --              --
Issuance of warrants to purchase
 common stock.......................           --      --            --     --           258          --              --
Issuance of preferred stock.........    1,454,996       1            --     --         1,818          --              --
Preferred stock accretion...........           --      --            --     --        (1,519)         --              --
Compensatory stock arrangements.....           --      --            --     --            99          --             (99)
Amortization of deferred
 compensation.......................           --      --            --     --            --          --              20
Net loss............................           --      --            --     --            --          --              --
                                      -----------    ----    ----------    ---      --------       -----         -------
Balances at March 31, 1998..........   13,970,914      14     4,117,300      4         2,914         (58)            (79)
Issuance of common stock under stock
 option plan........................           --      --       303,090     --           166         (59)             --
Repurchase of common stock..........           --      --      (211,912)    --           (42)         --              --
Issuance of warrants to purchase
 common stock.......................           --      --            --     --           165          --              --
Issuance of preferred stock.........    2,604,601       3            --     --        10,772          --              --
Compensatory stock arrangements.....           --      --            --     --         1,508          --          (1,055)
Amortization of deferred
 compensation.......................           --      --            --     --            --          --             250
Net loss............................           --      --            --     --            --          --              --
                                      -----------    ----    ----------    ---      --------       -----         -------
Balances at March 31, 1999..........   16,575,515      17     4,208,478      4        15,483        (117)           (884)
Issuance of common stock under stock
 option plan........................           --      --       589,031      1           672        (165)             --
Issuance of common stock for
 warrants exercised.................           --      --       161,041     --           109          --              --
Repurchase of common stock..........           --      --       (55,736)    --            (5)         --              --
Issuance of common stock from
 initial public offering, net.......           --      --     5,175,000      5        84,899          --              --
Issuance of common stock in
 connection with business
 combination........................           --      --     2,021,146      2        16,656          --              --
Issuance of preferred stock in
 connection with business
 combinations.......................    3,047,378       3            --     --        25,138          --              --
Issuance of preferred stock.........    1,363,334       1            --     --        11,246          --              --
Conversion of preferred stock to
 common stock.......................  (20,986,227)    (21)   20,986,227     21            --          --              --
Issuance of warrants to purchase
 common stock.......................           --      --            --     --           660          --            (100)
Issuance of options and warrants in
 connection with business
 combination........................           --      --            --     --         4,360          --              --
Repayment of notes receivables......           --      --            --     --            --          59              --
Compensatory stock arrangements.....           --      --            --     --         2,725          --          (2,725)
Amortization of deferred
 compensation.......................           --      --            --     --            --          --           1,633
Distribution to preferred
 stockholders on exercise of
 preferred stock series B and C
 warrants and conversion to common
 stock..............................           --      --            --     --          (311)         --              --
Net exercise of warrants............           --      --       393,004     --            --          --              --
Unrealized loss on short-term
 investments........................           --      --            --     --            --          --              --
Foreign currency translation
 adjustments........................           --      --            --     --            --          --              --
Net loss............................           --      --            --     --            --          --              --
                                      -----------    ----    ----------    ---      --------       -----         -------
Balances at March 31, 2000..........           --    $ --    33,478,191    $33      $161,632       $(223)        $(2,076)
                                      ===========    ====    ==========    ===      ========       =====         =======

                                                                        TOTAL
                                          OTHER                     STOCKHOLDERS'
                                      COMPREHENSIVE   ACCUMULATED      EQUITY
                                          LOSS         DEFICITS     (DEFICIENCY)
                                      -------------   -----------   -------------
Balances at April 1, 1997...........      $ --         $(11,879)      $(10,831)
Issuance of common stock under stock
 option plan........................        --               --            167
Issuance of common stock and stock
 options in connection with business
 combinations.......................        --               --          1,044
Repurchase of common stock..........        --               --            (42)
Issuance of warrants to purchase
 common stock.......................        --               --            258
Issuance of preferred stock.........        --               --          1,819
Preferred stock accretion...........        --               --         (1,519)
Compensatory stock arrangements.....        --               --             --
Amortization of deferred
 compensation.......................        --               --             20
Net loss............................        --          (11,249)       (11,249)
                                          ----         --------       --------
Balances at March 31, 1998..........        --          (23,128)       (20,333)
Issuance of common stock under stock
 option plan........................        --               --            107
Repurchase of common stock..........        --               --            (42)
Issuance of warrants to purchase
 common stock.......................        --               --            165
Issuance of preferred stock.........        --               --         10,775
Compensatory stock arrangements.....        --               --            453
Amortization of deferred
 compensation.......................        --               --            250
Net loss............................        --          (11,466)       (11,466)
                                          ----         --------       --------
Balances at March 31, 1999..........        --          (34,594)       (20,091)
Issuance of common stock under stock
 option plan........................        --               --            508
Issuance of common stock for
 warrants exercised.................        --               --            109
Repurchase of common stock..........        --               --             (5)
Issuance of common stock from
 initial public offering, net.......        --               --         84,904
Issuance of common stock in
 connection with business
 combination........................        --               --         16,658
Issuance of preferred stock in
 connection with business
 combinations.......................        --               --         25,141
Issuance of preferred stock.........        --               --         11,247
Conversion of preferred stock to
 common stock.......................        --               --             --
Issuance of warrants to purchase
 common stock.......................        --               --            560
Issuance of options and warrants in
 connection with business
 combination........................        --               --          4,360
Repayment of notes receivables......        --               --             59
Compensatory stock arrangements.....        --               --             --
Amortization of deferred
 compensation.......................        --               --          1,633
Distribution to preferred
 stockholders on exercise of
 preferred stock series B and C
 warrants and conversion to common
 stock..............................        --               --           (311)
Net exercise of warrants............        --               --             --
Unrealized loss on short-term
 investments........................       (59)              --            (59)
Foreign currency translation
 adjustments........................       (39)              --            (39)
Net loss............................        --          (15,560)       (15,560)
                                          ----         --------       --------
Balances at March 31, 2000..........      $(98)        $(50,154)      $109,114
                                          ====         ========       ========

                See notes to consolidated financial statements.

                              QUINTUS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MARCH 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Operating Activities:
  Net loss..................................................  $(15,560)   $(11,466)   $(11,249)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     8,698       5,090       3,148
    Stock based compensation and fair value of warrants
     issued.................................................     2,193         250          20
    Noncash interest expense................................        --         231         118
    Gain on disposal of discontinued operations.............      (348)     (1,011)         --
    Loss on disposal of property and equipment..............        --          --          50
    Acquired in-process technologies........................     3,000          --       2,200
    Provision for doubtful accounts.........................       912         235         408
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (14,708)     (1,333)     (1,522)
      Prepaid expenses and other current assets.............      (367)         35         (68)
      Accounts payable......................................     4,052         590      (1,110)
      Accrued compensation and related benefits.............     1,867          41       1,219
      Other accrued liabilities.............................      (173)       (469)     (1,145)
      Deferred revenue......................................      (970)        507       3,981
                                                              --------    --------    --------
Net cash used in operating activities.......................   (11,404)     (7,300)     (3,950)
                                                              --------    --------    --------
Investing Activities:
  Purchase of business, net of cash acquired................       744          --      (2,461)
  Purchase of property and equipment........................    (2,904)     (1,073)     (1,172)
  Proceeds from sale of discontinued operations.............        --       2,100          --
  Purchase of short-term investments........................   (49,094)         --          --
  Maturities of short-term investments......................    11,826          --          --
  Increase in other assets..................................        62        (103)        (45)
                                                              --------    --------    --------
Net cash provided by (used in) investing activities.........   (39,366)        924      (3,678)
                                                              --------    --------    --------
Financing Activities:
  Proceeds from initial public offering, net................    84,904          --          --
  Proceeds from issuance of preferred stock.................    11,247       5,275          --
  Proceeds from issuance of common stock....................       617         107         167
  Repurchase of common stock................................        (5)        (42)        (42)
  Collections from payment of notes receivable..............        59          --          --
  Proceeds from notes payable to stockholders...............        --       1,000       4,500
  Distribution to preferred stockholders....................   (18,122)         --          --
  Borrowings (repayment) under bank line of credit..........    (4,868)        (82)      4,950
  Borrowings (repayments of) bank loan......................    (2,779)         51      (2,943)
  Principal payments on capital lease obligations...........      (180)       (134)        (63)
                                                              --------    --------    --------
Net cash provided by financing activities...................    70,873       6,175       6,569
                                                              --------    --------    --------
Effect of exchange rate on cash.............................       (21)         --          --
Net increase (decrease) in cash and cash equivalents........    20,082        (201)     (1,059)
Cash and cash equivalents at beginning of period............     1,785       1,986       3,045
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 21,867    $  1,785    $  1,986
                                                              ========    ========    ========
Supplemental disclosure of cash flow:
  Cash paid for interest....................................  $    702    $    643    $    282
                                                              ========    ========    ========
Supplemental Disclosure of Noncash Investing and Financing
  Activities:
  Issuance of common stock and preferred stock and
    assumption of options and warrants for the acquisition
    of Acuity...............................................  $ 46,159    $     --    $     --
  Unrealized loss on short-term investments.................  $     59    $     --    $     --
  Issuance of common stock in exchange for notes
    receivable..............................................  $    165    $     59    $     --
  Property acquired under capital lease.....................  $    183    $    101    $     --
  Issuance of Series E preferred stock for notes payable to
    stockholders............................................  $     --    $  5,684    $     --
  Issuance of Series D preferred stock in exchange for notes
    payable to stockholders.................................  $     --    $     --    $  3,001
  Issuance of Series D preferred stock, common stock and
    stock options for purchase of business..................  $     --    $     --    $  2,044

                See notes to consolidated financial statements.

                              QUINTUS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Quintus Corporation (Quintus or the Company) provides a comprehensive e-Customer Relationship Management ("eCRM") solution to manage customer interactions and deliver consistent customer service across multiple communication channels, including the Internet, email and advanced telephony systems. The Company was founded in Delaware in May 1995.

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of money market instruments and other highly liquid investments purchased with an original maturity of three months or less.

     Short-Term Investments -- The Company classifies its investments as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized.

     Property and Equipment -- Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally two to five years. Assets recorded under capital leases and leasehold improvements are amortized by the straight-line method over the shorter of their respective useful lives or the lease term.

     Revenue Recognition -- Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted SOP 97-2 and SOP 98-4 effective April 1, 1998. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in March 1998, which provides for certain amendments to SOP 97-2, and is effective for transactions entered into by the Company beginning April 1, 1999. The adoption of these pronouncements did not have a material impact on its financial position, results of operations or cash flows.

     The Company licenses software to end users under noncancelable license agreements and provides services such as installation, implementation, training, and software maintenance. Software license revenue for contracts not requiring significant customization services is recognized upon meeting each of the following criteria: an executed agreement has been signed; products have been shipped; the license fee is fixed and determinable; collection of the resulting receivable is probable; and vendor specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price generally charged when an element is sold separately, or if not yet sold separately, is established by authorized management. For sales made through distributors the Company recognizes revenue when all obligations to the distributor are satisfied and the license fees are deemed to be non-refundable. Software license revenue from contracts requiring the Company to perform significant customization services are recognized on the percentage-of-completion method based on the ratio of labor hours incurred to total estimated labor hours. Provisions for estimated losses on contracts are made in the period in which the anticipated losses become known. Actual costs and gross margins on such contracts could differ from management's estimates, and such differences could be material to the financial statements. Allowances for estimated future warranty costs are provided at the time revenue is recognized. Service revenue includes maintenance revenue, which is initially deferred and recognized ratably over the maintenance period, which in most cases is one year, and revenue

                              QUINTUS CORPORATION
from training services which is recognized as services are performed. Consulting revenues are recognized as services are performed.

     Software Development Costs -- Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software to be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

     Impairment of Long-Lived Assets -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Intangible Assets -- Intangible assets, including purchased technology, are related to the business acquisitions described in Note 2. Amortization is recorded on a straight-line basis over a period of three to five years.

     Income Taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be realized.

     Stock-Based Compensation -- The Company accounts for employee stock options, using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25).

     Loss Per Common Share -- Basic loss per common share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding, less the weighted average number of common shares subject to repurchase by the Company. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants and common stock options) were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

     Foreign Currency Transactions -- Prior to the fourth quarter of fiscal 2000, the functional currency of the Company's foreign subsidiaries was the U.S. dollar. Accordingly, all monetary assets and liabilities were remeasured at the current exchange rate at the end of each period reported. Nonmonetary assets and liabilities were remeasured at historical rates and revenues and expenses were remeasured at average exchange rates in effect during the period, except for those expenses related to balance sheet amounts that were remeasured at historical exchange rates. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of operations, have not been significant.

     In the fourth quarter of fiscal 2000, the Company determined that the functional currency of its foreign subsidiary is the local currency of the country in which it operates. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses are translated at the average exchange rate in effect during the period. Translation adjustments, which have not been material to date, are included in other comprehensive loss. The effect of the change in functional currency did not have a material impact on the Company's consolidated financial position, results of operations or cash flow.

     Concentration of Credit Risks -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company sells its products to

                              QUINTUS CORPORATION
companies in diverse industries and generally does not require its customers to provide collateral to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains allowances for potential credit losses.

     Certain Significant Risks and Uncertainties -- The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company's future financial position, results of operations and cash flows: ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying software products; market acceptance of the Company's products under development; development of distribution channels; ability to implement and expand operational customer support and financial control systems to manage rapid growth, both domestically and internationally; the hiring and retention of key employees; relationship with Lucent; fundamental changes in technology underlying software products; litigation or other claims against the Company.

     Comprehensive Income -- In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. The Company has reported components of comprehensive loss in its consolidated statements of operations.

     Segment Reporting -- In fiscal 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services and geographic areas and major customers. During the fiscal years ended March 31, 1999 and 1998, the Company operated in two reportable segments (see Note 12).

     Recent Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending March 31, 2002. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

 2. BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

  Call Center Enterprises, Inc.

     In July 1997, the Company acquired Call Center Enterprises, Inc. (CCE), a provider of strategic call center consulting services, for $965,000 in cash in a transaction that was accounted for as a purchase. Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

Accounts receivable........................................  $   826
Other assets...............................................       30
Goodwill...................................................    1,262
Less liabilities assumed...................................   (1,153)
                                                             -------
                                                             $   965
                                                             =======

     During fiscal 1999 the Company was required to make additional cash payments of approximately $962,000 to former stockholders of CCE based upon achievement of certain performance goals. These payments, which were contingent upon the continued employment of the former CCE stockholders, were recorded as charges to operations when the performance goal was attained.

                              QUINTUS CORPORATION

     On February 26, 1999, the Company sold the assets of CCE, which provided implementation services for support and help-desk centers software application. The division was sold for cash of $2,100,0000 with a gain on disposal of $1,011,000. As a result, the operations of CCE have been classified as discontinued operations in the statement of operations. The Company recorded $453,000 as a reduction in the gain on disposal of discontinued operations for the fair value of options, due to the Company accelerating vesting of CCE employees' options as if they had been employed for 12 additional months. The division had revenues of $3,210,000 and $2,528,000 for the years ended March 31, 1999 and 1998, respectively. There were no assets or liabilities remaining as of March 31, 2000. During fiscal 2000, the Company earned the right to receive additional payments of approximately $348,000 based on the number of former CCE employees who remained employed by the purchaser one year after the date of disposition. This amount has been reflected as a gain on disposal of discontinued operations in the consolidated statements of operations.

  Nabnasset Corporation

     In November 1997, the Company acquired Nabnasset Corporation (Nabnasset), a provider of software which integrates telephone, voice, and data for $1,496,000 in cash, preferred stock with a fair value of $1,000,000, and 518,921 shares of common stock and options to purchase 617,528 shares of common stock with an aggregate fair value of $1,044,000. The transaction was accounted for as a purchase. Assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

Accounts receivable........................................  $ 1,036
Property and equipment.....................................    2,062
Other assets...............................................       75
In-process technologies....................................    2,200
Purchased technology.......................................    4,000
Intangible assets..........................................    5,599
Accounts payable and accrued liabilities...................   (4,230)
Notes payable..............................................   (6,070)
Other liabilities..........................................   (1,132)
                                                             -------
                                                             $ 3,540
                                                             =======

     In this acquisition, acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. As of the date of acquisition, multiple research and development projects were underway including efforts related to the next generation of Voice Enhanced Services Platform (VESP). The key elements of Nabnasset's development process include: sales specification, functional specifications, prototype development, question and answer sessions, documentation and product release. A project is considered to be technologically feasible upon the completion of beta testing that occurs as the final step in the prototype development phase. At the date of acquisition, an additional research and development effort of approximately 14 months was anticipated prior to its release. Value was allocated to in process research and development based on a discounted cashflow model and considered the core technology resident in the in-process products, Nabnasset's past experience with typical product life cycles, demand from Nabnasset customers for new versions incorporating additional features, the migration of technology between platforms and the roadmap for future development. Quintus completed development of the next generation of VESP and introduced CTI version 5.0 in January 1999. This version is sold on a stand-alone basis as a CTI product and is also integrated into Quintus' eContact suite. Acquired in-process technologies were charged to operations, as the technologies did not have alternative future uses as of the date of the acquisition.

                              QUINTUS CORPORATION

  Acuity Corporation

     On November 10, 1999, Quintus completed its acquisition of Acuity Corporation ("Acuity"), a company specializing in providing Web based customer interaction software. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Acuity have been included in Quintus' consolidated financial statements since the acquisition date. Quintus issued 2,021,146 shares of common stock and 3,047,378 shares of preferred stock. The shares of preferred stock were converted to common stock upon the completion of the initial public offering on November 16, 1999. In addition, Quintus assumed warrants and options to purchase 328,364 shares and 422,867 shares of common stock, respectively. The purchase price for the acquisition was $47.1 million based on capital stock issued, the value of the options and warrants assumed, and transaction costs incurred. Quintus recognized a charge for in-process technologies of $3.0 million in the quarter ended December 31, 1999. The fair market value of assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

Tangible assets............................................  $ 3,616
Goodwill and other intangible assets.......................   44,609
In-process research and development........................    3,000
Liabilities assumed........................................   (4,079)
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

     The acquired technology provides a comprehensive framework to manage internet-based customer interactions, including Web self-service, Web chat, browser-based collaboration and Web-call back. The in-process research and development represents technology which has not yet reached technological feasibility and does not have alternative future uses. The estimated value of this in-process technology of $3.0 million was charged to Quintus' operations during the quarter ended December 31, 1999. The in-process research and development was identified and valued through extensive interviews and discussions with Quintus and Acuity management and the analysis of data provided by Acuity concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income forecast method, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each in-process research and development project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects. The Company is in the process of incorporating certain aspects of the acquired in-process technology to the Company's eContact Suite version 5.6 which is expected to be released in September 2000.

     The following unaudited pro forma consolidated results of operations for fiscal 2000 and 1999 assume the acquisition of Acuity occurred as of the beginning of each period. The one-time $3.0 million charge for purchased in-process technology was excluded from the pro forma results as it was a material nonrecurring charge.

                                                         MARCH 31,
                                                 --------------------------
                                                    2000           1999
                                                 -----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER
                                                        SHARE DATA)
Revenues.......................................   $ 52,865       $ 35,922
Net Loss from Continuing Operations............    (22,806)       (30,757)
Loss from Continuing Operations Per Share......      (1.46)         (6.33)

                              QUINTUS CORPORATION

 3. INVESTMENTS

     Available-for-sale securities consist of the following (in thousands):

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
Money market funds.......................   $    64      $    --         $ --       $    64
Commercial paper.........................    31,417           --           --        31,417
Corporate notes and bonds................    16,117           --          (59)       16,058
Certificates of deposits.................    10,267           --           --        10,267
Interest receivable......................       435           --           --           435
                                            -------      -------         ----       -------
                                            $58,300      $    --         $(59)      $58,241
                                            =======      =======         ====       =======
Included in cash and cash equivalents....   $21,032      $    --         $ --       $21,032
Included in short-term investments.......    37,268           --          (59)       37,209
                                            -------      -------         ----       -------
                                            $58,300      $    --         $(59)      $58,241
                                            =======      =======         ====       =======

     All investments have maturities of less than one year from March 31, 2000.

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                        MARCH 31,
                                                    -----------------
                                                     2000       1999
                                                    -------    ------
Land..............................................  $   170    $  170
Building..........................................      688       688
Computer equipment and software...................   11,208     6,075
Furniture and equipment...........................    1,326     1,279
Leasehold improvements............................      917       306
                                                    -------    ------
                                                     14,309     8,518
Less accumulated depreciation and amortization....    9,248     5,356
                                                    -------    ------
Net property and equipment........................  $ 5,061    $3,162
                                                    =======    ======

 5. BANK LINE OF CREDIT

     The Company maintained a committed revolving line with a bank that provided for borrowings of up to $7,500,000, based on a percentage of eligible accounts receivable, with interest at the bank's prime rate plus 1.5%. and were collateralized by substantially all of the Company's assets and are subject to the Company's compliance with certain financial and nonfinancial covenants. The Company repaid the line of credit in full and closed the line of credit in November 1999.

                              QUINTUS CORPORATION

 6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Amortizing term loan payable to a bank, due in monthly
  installments of $32,563 through September 2001, interest
  at prime rate (8% at March 31, 2000) plus 2%. The loan is
  secured by substantially all of the Company's assets......  $  508    $  846
Mortgages payable to a bank, due in monthly installments of
  $5,164 through 2020; interest rate is subject to
  adjustment every three years (8.25% at March 31, 2000)....     606       618
Approximate fair value of non-interest bearing installment
  obligation from acquisition of Acuity, due in quarterly
  installments of $75,000 through September 2001............     475        --
Notes payable from Nabnasset acquisition, due in monthly
  installments of $55,555 and $27,778 with interest at
  7.75%. The note was repaid in full in November 1999.......      --     1,583
Others......................................................      75        --
                                                              ------    ------
Total.......................................................   1,664     3,047
Less current portion........................................     730     1,347
                                                              ------    ------
Long-term debt..............................................  $  934    $1,700
                                                              ======    ======

     At March 31, 2000, maturities of long-term debt are as follows (in thousands):

        FISCAL YEARS ENDING
             MARCH 31,
        -------------------
     2001...........................  $  730
     2002...........................     352
     2003...........................      12
     2004...........................      12
     2005...........................      12
Thereafter..........................     546
                                      ------
Total...............................  $1,664
                                      ======

 7. COMMITMENTS

  Leases

     The Company leases office space under various noncancelable operating leases. These leases have various expiration dates ranging from December 2000 through December 2003. The Company leases certain office equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements included in property and equipment amounted to $1,000,000 and $693,000 at March 31, 2000 and 1999, respectively. The related accumulated amortization was $662,000 and $425,000 at March 31, 2000 and 1999, respectively.

                              QUINTUS CORPORATION

     At March 31, 2000, future minimum lease payments under noncancelable operating leases and capital leases are as follows during the years ended March 31 (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
2001......................................................   $ 236       $614
2002......................................................     229        141
2003......................................................      95        138
2004......................................................      17        106
                                                             -----       ----
Total future minimum lease payments.......................     577       $999
                                                                         ====
Less amount representing interest.........................    (100)
                                                             -----
Present value of future minimum lease payments............     477
Less current portion......................................     177
                                                             -----
Long-term portion.........................................   $ 300
                                                             =====

     Rent expense was $1,103,000, $856,000 and $645,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

 8. STOCKHOLDERS' EQUITY

  Initial Public Offering

     On November 16, 1999, Quintus completed an initial public offering in which it sold 5,175,000 shares of common stock at $18 per share, which included 675,000 shares in connection with the exercise of the underwriters' over allotment option. The total proceeds from this transaction were $84.9 million, net of underwriters' discounts and other related costs of $8.2 million. Immediately after the closing of the offering, Quintus paid $18.1 million to holders of some series of preferred stock. Upon the completion of the offering, all 20,986,227 shares of the preferred stock, par value $0.001 per share, as required by the terms of those securities, were automatically converted to common stock on a one for one basis.

  1995 Stock Option Plan

     The 1995 Stock Option Plan ("1995 Plan"), in effect through Quintus' initial public offering, authorized the granting of options to purchase up to 4,993,391 shares of the Company's common stock. Under the 1995 Plan, incentive options may be granted at a price per share no less than the fair market value of common stock at the date of grant. Nonqualified stock options may be granted at a price per share no less than 85% of the fair market value on the date of grant. Options granted to any 10% stockholder may have an exercise price per share that is not less than 110% of the fair market value per share of common stock on the date of grant. Options granted are immediately exercisable, and unvested shares are subject to repurchase by the Company at the amount originally paid. Options granted generally have a maximum term of ten years and generally vest over four or five years. At March 31, 2000, 730,168 shares of common stock were subject to repurchase by the Company. Options that are canceled under the 1995 Plan will be available for future grants under the 1999 Stock Incentive Plan. There were no shares available for option grants under the 1995 Plan at March 31, 2000.

  1999 Stock Incentive Plan

     The Company initially reserved 1,000,000 additional shares of common stock under the 1999 Stock Incentive Plan ("1999 Plan"). Any shares not yet issued under the 1995 Plan on November 16, 1999 are available under the 1999 Plan upon adoption in November 1999. On January 1 of each year, starting with the

                              QUINTUS CORPORATION
year 2000, the number of shares in the reserve will automatically increase by the lesser of 5% of the total number of shares of common stock that are outstanding at that time or 2,000,000 shares. On January 1, 2000, the Company increased options available for issuance under the 1999 Plan by 1,662,867. In general, if options or shares awarded under the 1999 Plan or the 1995 Plan are forfeited, then those options or shares will again become available for awards under the 1999 Plan.

     Outstanding options under the 1995 Plan are incorporated into the 1999 Plan and no further option grants will be made under the 1995 Plan. The incorporated options will continue to be governed by their existing terms, unless the Board elects one or more features of the 1999 Plan to those options or to other outstanding shares. The Board has elected to extend the change in control acceleration feature of the 1999 Plan to all outstanding options and unvested shares. Previously, options granted under the 1995 Plan provided that vesting of the shares would accelerate upon an acquisition only if not assumed by the acquiring entity.

  Employee Stock Purchase Plan

     Under the purchase plan, eligible employees are allowed to have salary withholdings of up to 15% of their cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock on the first date immediately before the first day of the applicable offering period or the fair market value on the purchase date. The initial offering period commenced upon the effective date for the initial public offering of the Company's common stock and ends on October 31, 2001. Each offering period lasts 24 months and permits purchases at six-month intervals. The Company has reserved 1,000,000 shares of common stock under this plan, plus an annual increase to be added on May 1st beginning with the year 2000 equal to the lesser of (i) 1,000,000 shares, or (ii) 2% of the shares of common stock outstanding on May 1st.

  Directors Option Plan

     The Company has reserved 500,000 shares of common stock under the Director Option Plan. The plan provides for an initial automatic grant of an option to purchase 30,000 shares of common stock to a nonemployee director who first becomes a director after the Company's initial public offering. The grant will occur when the director takes office. The initial option will vest monthly over the two-year period following the date of grant. In addition, at the time of the annual stockholders' meeting beginning in 2000, each nonemployee director who continues to be a director after that meeting will automatically be granted an annual option to purchase 10,000 shares of common stock. However, a nonemployee director who is receiving the 30,000 option initial grant will not receive the annual option in the same calendar year. The annual options are fully vested on the first anniversary of the date of grant.

  Options Granted Outside the Plan

     In connection with the acquisitions by the Company described in Note 2, the Company granted options outside of the Plan to purchase up to 1,625,395 shares of common stock. The options are generally exercisable immediately and have similar vesting terms as options granted under the Plan with the exception of options to purchase 486,168 shares of common stock, which vested immediately.

                              QUINTUS CORPORATION

     The table presented below include 685,000 options at a price of $5.00, which were granted to an employee outside of the Plan on June 11, 1999.

     Stock option activity is summarized as follows:

                                                          OPTIONS OUTSTANDING
                                                      ---------------------------
                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Balances, April 1, 1997.............................    339,533        $ 0.07
Granted (weighted average fair value of $0.90)......  2,699,367          0.57
Exercised...........................................   (944,949)         0.20
Canceled............................................   (270,251)         0.32
                                                      ---------
Balances, March 31, 1998 (616,824 vested at a
  weighted average price of $0.42 per share)........  1,823,700          0.70
Granted (weighted average fair value of $1.35)......  1,205,612          1.57
Exercised...........................................   (303,090)         0.44
Canceled............................................   (712,809)         0.96
                                                      ---------
Balances, March 31, 1999 (624,632 vested at a
  weighted average price of $0.58 per share)........  2,013,413          1.17
Granted (weighted average fair value of $13.18).....  2,907,181         12.98
Exercised...........................................   (589,031)         1.18
Canceled............................................   (454,015)         2.03
                                                      ---------
Balances, March 31, 2000............................  3,877,548        $ 9.94
                                                      =========

     At March 31, 2000, 2,833,834 shares were available under the Plan for future grant.

     Additional information regarding options outstanding as of March 31, 2000 is as follows:

                     OPTIONS OUTSTANDING          OPTIONS VESTED
                  --------------------------   --------------------
                                  WEIGHTED
                                  AVERAGE                  WEIGHTED
                                 REMAINING     VESTED AT   AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    MARCH 31,   EXERCISE
EXERCISE PRICE    OUTSTANDING   LIFE (YEARS)     2000       PRICE
---------------   -----------   ------------   ---------   --------
$ 0.05 - $ 8.25    2,958,518        8.65       2,287,867    $ 4.37
$11.00 - $16.00      385,976        9.60         360,976     13.16
$32.75 - $39.94      394,948        9.89           3,039     34.17
$40.13 - $48.50      112,106        9.85           9,759     41.37
$50.25 - $56.38       26,000        9.79              --        --
                   ---------        ----       ---------    ------
                   3,877,548        8.91       2,661,641    $ 5.73
                   =========        ====       =========    ======

  Additional Stock Plan Information

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of the stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method prior to

                              QUINTUS CORPORATION
the initial public offering and the Black-Scholes model thereafter with the following weighted average assumptions for fiscal 2000, 1999, and 1998; expected life, 4.0 years for fiscal 2000 grants, 6.0 years for fiscal 1999 grants, and
6.0 years for 1998 grants; risk free interest rates of 6.1% in fiscal 2000 and 6.0% in both fiscal 1999 and 1998, volatility, 151% in fiscal 2000 and none for fiscal 1999 and 1998; and no dividends during the expected term for all fiscal years. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized over the vesting period of the awards, pro forma net loss applicable to common stockholders would have been approximately $20,157,000 ($1.40 per basic and diluted share), $11,887,999 ($4.19 per basic and diluted share), and $13,185,000 ($7.78 per basic and diluted share) for the years ended March 31, 2000, 1999 and 1998, respectively.

  Stock-Based Compensation

     In connection with options granted to employees to purchase common stock, the Company recorded deferred stock compensation of $2,725,000, $1,055,000, and $99,000 in fiscal years 2000, 1999, and 1998 respectively. Such amounts represent the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant. The deferred charges are being amortized to expense through fiscal year 2003. The Company recognized stock based compensation of $1,633,000 and $171,000 in continuing operations in fiscal 2000 and 1999, respectively. There was no stock based compensation from continuing operations in fiscal 1998. Stock based compensation in discontinued operations was $79,000 and $20,000 in fiscal 1999 and 1998, respectively.

  Warrants

     The Company had the following outstanding warrants to purchase common stock at March 31, 2000:

            EXERCISE
 NUMBER     PRICE PER                               EXPIRATION
OF SHARES     SHARE           DATE ISSUED          OF WARRANTS
---------   ---------         -----------          -----------
 245,339      $0.30     November 1997 - May 1998  November 2001
 128,320      $2.25     February 1999             February 2001
  55,490      $2.25     September 1999            September 2001
   8,466      $3.94     February 1996             January 2002
 300,000      $7.50     July 1999                 November 2000
  25,000      $8.25     September 1999            November 2002
 -------
 762,615
 =======

     In November 1999, in conjunction with the acquisition of Acuity, the Company assumed 328,364 warrants to purchase common stock. The warrants were valued at $1,252,601 and is included as part of the purchase price. The Company's calculations were made using the Black Scholes model with the following assumptions: contractual life of 0.3 to 1.5 years; risk-free interest rate of 6.0%; volatility of 50%; and no dividends during the expected term.

     In September 1999, the Company granted a financial institution a warrant to purchase 25,000 shares of common stock at an exercise price of $8.25 per share in conjunction with amending the terms and extending the maturity date of the Company's revolving line of credit. The fair value of the warrant was deemed at $100,000, which will be amortized over the extension of the maturity date. The Company's calculations were made using the Black Scholes model with the following assumptions: contractual life of 0.2 years; risk-free interest rate of 6.0%; volatility of 50%; and no dividends during the expected term.

     In July 1999, as part of a license agreement, the Company issued a customer a warrant to purchase up to 300,000 shares of the Company's common stock at an exercise price of $7.50 per share. The fair value of the

                              QUINTUS CORPORATION
warrant of approximately $560,000, was recorded as a discount to reduce revenue in the quarter ended September 30, 1999. The Company's calculations were made using the Black Scholes model with the following assumptions: contractual life of 1.2 years; risk-free interest rate of 6.0%; volatility of 50%; and no dividends during the expected term.

     During fiscal years 1999 and 1998, in connection with notes payable to stockholders, the Company issued warrants to purchase 132,518 and 329,059 shares of common stock. The balance outstanding on the notes payable to stockholders was converted to preferred stock in May 1998. The fair value of these warrants amounting to approximately $165,000 and $258,000 was charged to interest expense during fiscal year 1999 and 1998, respectively, and was calculated using a risk free interest rate of 6.0%, expected volatility of 50% and a term ranging from 2 1/2 to 3 years.

  Common Stock Reserved

     At March 31, 2000, the Company has reserved shares of common stock for issuance as follows:

Issuance available under Stock Plans......................  2,833,834
Exercise of options.......................................  3,877,548
Exercise of warrants......................................    762,615
                                                            ---------
                                                            7,473,997
                                                            =========

  Notes Receivable from Stockholder

     On April 20, 1999 the Company loaned a shareholder $164,868 for the exercise of 132,000 stock options. The Company entered into a stock pledge agreement with the shareholder and became the holder of a full-recourse promissory note from the shareholder in the amount of $164,868 bearing interest at 5.28%, compounded semi-annually. Principal and interest are due on April 20, 2003.

     On July 2, 1998 the Company loaned a shareholder $59,299 for the exercise of 149,076 stock options. The Company entered into a stock pledge agreement with the shareholder and became the holder of a full-recourse promissory note from the shareholder in the amount of $59,299 bearing interest at 5.48%, compounded semi-annually. Principal and interest were received by the Company in September 1999.

     On May 14, 1996 the Company loaned a shareholder $57,143 for the exercise of 1,142,858 stock options. The Company entered into a stock pledge agreement with the shareholder and became the holder of a full-recourse promissory note from the shareholder in the amount of $57,143 bearing interest at 6.36%, compounded annually. Principal and interest are due on May 14, 2001.

                              QUINTUS CORPORATION

 9. LOSS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share from continuing operations (in thousands).

                                                           YEAR ENDED MARCH 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss from continuing operations................  $(15,908)   $(10,586)   $(10,146)
Redeemable preferred stock accretion...............        --    $     --      (1,519)
                                                     --------    --------    --------
Loss from continuing operations applicable to
  common shareholders (numerator), basic and
  diluted..........................................  $(15,908)   $(10,586)   $(11,665)
                                                     ========    ========    ========
Shares (denominator):
  Weighted average common shares outstanding.......    15,231       4,194       3,530
  Weighted average common shares outstanding
     subject to repurchase.........................      (803)     (1,359)     (1,835)
                                                     --------    --------    --------
Shares used in computation, basic and diluted......    14,428       2,835       1,695
                                                     ========    ========    ========
Loss per share from continuing operations
  applicable to common stockholders, basic and
  diluted..........................................  $  (1.10)   $  (3.73)   $  (6.88)
                                                     ========    ========    ========

     For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                          YEAR ENDED MARCH 31,
                                                  -------------------------------------
                                                    2000          1999          1998
                                                  ---------    ----------    ----------
Convertible preferred stock.....................         --    16,575,515    13,970,914
Shares of common stock subject to repurchase....    730,168       949,998     1,873,390
Outstanding options.............................  3,877,548     2,013,413     1,823,700
Warrants........................................    762,615       722,645       590,127
                                                  ---------    ----------    ----------
Total...........................................  5,370,331    20,261,571    18,258,131
                                                  =========    ==========    ==========

10. INCOME TAXES

     The Company's deferred income tax assets are comprised of the following at March 31:

                                                            2000       1999
                                                          --------    -------
Net deferred tax assets:
  Net operating loss carryforwards......................  $ 16,778    $ 8,394
  Accruals deductible in different periods..............     1,572      1,094
  General business credits..............................     1,594        327
  Depreciation and amortization.........................     1,539        285
                                                          --------    -------
Total deferred tax assets...............................    21,483     10,100
Valuation allowances....................................   (18,670)    (9,142)
                                                          --------    -------
Net deferred tax assets.................................     2,813        958
Deferred tax liabilities -- purchased intangibles.......    (2,813)      (958)
                                                          --------    -------
Net deferred tax assets.................................  $     --    $    --
                                                          ========    =======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as

                              QUINTUS CORPORATION
net operating loss and tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, as of March 31, 2000 and 1999, the Company has fully reserved its net deferred tax assets of approximately $18,670,000 and $9,142,000, respectively.

     For all periods presented the Company's effective rate differs from the expected benefit at the federal statutory tax rate due primarily to state taxes of approximately 5% and nondeductible goodwill amortization, offset by a valuation allowance against deferred tax assets.

     The Company's loss from continuing operations for fiscal 2000 and 1999 was generated by $14,738,000 and $9,081,000 from domestic operations, respectively and $1,170,000 and $1,505,000 from international operations, respectively. The Company did not have international operations in fiscal 1998.

     At March 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $47,796,000 and $9,023,000 for federal and state income tax purposes, respectively. The federal NOL carryforwards expire in 2011, while the state NOL carryforwards expire in 2001.

     At March 31, 2000, the Company also has research and development credit carryforwards of approximately $1,230,000 and $364,000 available to offset future federal and state income taxes, respectively. The federal credit carryforward expires in 2012, while the state credit carryforward has no expiration.

     The extent to which the loss and credit carryforwards can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any three-year period.

11. SAVINGS PLAN

     The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees may defer a portion of their pretax salaries. Starting January 1, 2000, the Company matches 50% of the first 4% of employees' deferrals up to a maximum of 2% of their annual compensation. In fiscal 2000, the Company contributed approximately $85,000.

12. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     As discussed in Note 1, the Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments. The Company's operations were divided into two segments: Quintus and CCE. As discussed in Note 3, the Company discontinued its operations of CCE during fiscal 1999. At the end of fiscal 2000 and 1999, the Company operated in one reportable segment.

  Geographic Information (in thousands)

                                                             YEAR ENDED MARCH 31,
                                ------------------------------------------------------------------------------
                                          2000                       1999                       1998
                                ------------------------   ------------------------   ------------------------
                                              LONG-LIVED                 LONG-LIVED                 LONG-LIVED
                                REVENUES(1)     ASSETS     REVENUES(1)     ASSETS     REVENUES(1)     ASSETS
                                -----------   ----------   -----------   ----------   -----------   ----------
United States.................    $39,358       $5,258       $24,749       $3,391       $18,830       $3,727
Rest of the World(2)..........     12,349          130         5,558           93         3,060           --
                                  -------       ------       -------       ------       -------       ------
                                  $51,707       $5,388       $30,307       $3,484       $21,890       $3,727
                                  =======       ======       =======       ======       =======       ======

---------------
(1) Revenues are attributed to countries based on location of customer invoiced.

(2) No individual foreign country accounted for greater than 10% of total revenues or long-lived assets in any of the periods presented.

                              QUINTUS CORPORATION

  Significant Customers

     One unrelated customer accounted for 13.7% and 19.3% of total revenues in fiscal 2000 and 1999, respectively. No one customer accounted for greater than 10% of total revenues in fiscal 1998.

     One unrelated customer accounted for 27.2%, 28.6%, and 21.1% of accounts receivable at March 31, 2000, 1999 and 1998, respectively.

13. LITIGATION

     The Company may be a potential defendant in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

14. SUBSEQUENT EVENTS

     On May 18, 2000, Quintus completed its acquisition of Mustang.com, Inc. Mustang.com develops, markets, services and supports the Mustang Message Center, an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries timely and accurately. The transaction was accounted for using the purchase method of accounting. Quintus issued approximately 5,394,000 shares of common stock and assumed options and warrants to purchase approximately 636,000 shares and approximately 41,000 shares of common stock, respectively. The purchase price for the acquisition was approximately $275,000,000, based on capital stock issued, the value of options and warrants assumed, and transaction costs incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Directors of the Registrant is incorporated by reference from the definitive Proxy Statements for the Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Quintus' fiscal year ended March 31, 2000. The information as to the Executive Officers of the Registrant is included in Part I, Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     See Item 8 of this Form 10-K.

     2. Financial Statements Schedules

     The following financial statement schedules are filed herewith.

Report on Schedule of Deloitte & Touche LLP, Independent
  Auditors..................................................    56
Schedule II -- Valuation and Qualifying Accounts............    57

     3. Exhibits

     The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  2.2(1)     Agreement and Plan of Merger between the Registrant and
             Mustang.com, Inc., dated February 25, 2000.
  2.1(2)     Agreement and Plan of Reorganization by and among
             Registrant, Acuity Corp., Ribeye Acquisition Corp. and
             certain stockholders of Acuity Corp., dated September 10,
             1999.
  3.3(2)     Registrant's Restated Certificate of Incorporation.
  3.5(2)     Registrant's Amended and Restated Bylaws.
  4.1(2)     Reference is made to Exhibits 3.3 and 3.5.
  4.2(2)     Specimen Common Stock certificate.
  4.3(2)     Registrant's Amended and Restated Investors Rights
             Agreement, dated November 10, 1999.
 10.1(2)     Form of Indemnification Agreement entered into between
             Registrant and each of its directors and officers.
 10.2(2)     1995 Stock Option Plan and forms of agreements thereunder.
 10.3(2)     1999 Stock Incentive Plan and forms of agreements
             thereunder.
 10.4(2)     Employee Stock Purchase Plan.
 10.5(2)     1999 Director Option Plan.
 10.6(2)     Light Industrial Lease between Registrant and Teachers
             Insurance and Annuity Association of America, dated October
             6, 1995.
 10.7(2)     Sublease between Registrant and Oryx Technology Corporation and SurgX Corporation, dated October 1, 1999.
 10.8(2)+    Software Distribution Agreement dated May 5, 1997, between
             Nabnasset Corporation and Lucent Technologies Inc.
 10.10(2)+   Authorized OEM/Reseller Agreement dated December 22, 1998, between Registrant and Brightware, Inc.
 10.11(2)    Employment agreement between Registrant and Alan Anderson, dated May 23, 1995 and Notice of Grant of Stock Option.
 10.12(2)    Employment agreement between Registrant and John Burke,
             dated June 11, 1999.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.13(2)    Loan and Security Agreement between Registrant and Silicon
             Valley Bank, dated September 18, 1998.
 10.14(2)    Sublease Agreement between Pavilion Technologies, Inc. and
             Acuity Corp., dated December 19, 1996.
 10.15(3)+   Authorized OEM/Reseller Agreement between Quintus
             Corporation and Lipstream Networks, Inc., dated December 3,
             1999.
 10.16(3)    Sublease between Quintus Corporation and Advanced Radio
             Telecom Corp., dated December 13, 1999, and Corresponding
             Master Lease.
 10.17(3)    Second Amendment to OEM/Reseller Agreement between Quintus
             Corporation and Brightware, Inc., dated December 22, 1999.
 10.18+      Amendment No. 5 to the Software Distribution Agreement
             Between Lucent Technologies Inc. and Quintus Corporation
             dated February 23, 2000
 21.1        Subsidiaries of the Registrant
 23.1        Consent of Deloitte & Touche LLP
 23.2        Consent of Ernst & Young LLP
 24.1        Power of attorney (see signatures page)
 27.1        Financial Data Schedule.

---------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4/A filed April 11, 2000

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 15, 1999.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.

 + Portions of these exhibits have been omitted pursuant to requests for confidential treatment.

     (b) Reports on Form 8-K

        Quintus filed a report on Form 8-K on February 29, 2000 announcing the signing of a definitive agreement to acquire Mustang.com. On May 3, 2000, Quintus filed a report on Form 8-K to supplement the proxy statement filed on April 11, 2000 in connection with the acquisition of Mustang.com.

                              QUINTUS CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by undersigned, thereunto duly authorized.

                                          Quintus Corporation

Date: June 2, 2000                        By:     /s/ ALAN K. ANDERSON
                                            ------------------------------------
                                                      Alan K. Anderson
                                                  Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Alan K. Anderson and Susan Salvesen, and each or any of them, his or her true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following person on behalf of the Registrant in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----
                /s/ ALAN K. ANDERSON                   Chief Executive Officer (Principal  June 2, 2000
-----------------------------------------------------   Executive Officer and Director)
                  Alan K. Anderson

                 /s/ SUSAN SALVESEN                    Chief Financial Officer (Principal  June 2, 2000
-----------------------------------------------------  Financial and Accounting Officer)
                   Susan Salvesen

                /s/ PAUL H. BARTLETT                                Director               June 2, 2000
-----------------------------------------------------
                  Paul H. Bartlett

                  /s/ ANDREW BUSEY                                  Director               June 2, 2000
-----------------------------------------------------
                    Andrew Busey

               /s/ FREDERIC W. HARMAN                               Director               June 2, 2000
-----------------------------------------------------
                 Frederic W. Harman

                 /s/ WILLIAM HERMAN                                 Director               June 2, 2000
-----------------------------------------------------
                   William Herman

                 /s/ ALEXANDER ROSEN                                Director               June 2, 2000
-----------------------------------------------------
                   Alexander Rosen

                   /s/ ROBERT SHAW                                  Director               June 2, 2000
-----------------------------------------------------
                     Robert Shaw

                 /s/ JEANNE WOHLERS                                 Director               June 2, 2000
-----------------------------------------------------
                   Jeanne Wohlers

       REPORT ON SCHEDULE OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quintus Corporation:

     We have audited the consolidated financial statements of Quintus Corporation and subsidiaries (the Company) as of March 31, 2000 and 1999 and for each of the two years in the period ended March 31, 2000 and have issued our report thereon dated April 18, 2000 (May 18, 2000 as to Note 14) (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). The financial statement schedule is the responsibility of the Company 's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April 18, 2000

                              QUINTUS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE
                                        BEGINNING OF                                         BALANCE
                                           PERIOD       ADDITIONS(1)    DEDUCTIONS(2)    AT END OF PERIOD
                                        ------------    ------------    -------------    ----------------
Year ended March 31, 1998
  Allowance for doubtful accounts.....      $525           $  408           $ (85)            $  848
Year ended March 31, 1999
  Allowance for doubtful accounts.....      $848           $  235           $(354)            $  729
Year ended March 31, 2000
  Allowance for doubtful accounts.....      $729           $1,191           $(597)            $1,323

---------------
(1) For fiscal 2000, Quintus charged $912 to costs and expenses and assumed $279 from the acquisition of Acuity.

(2) Accounts written off against the reserve.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  2.2(1)     Agreement and Plan of Merger between the Registrant and
             Mustang.com, Inc., dated February 25, 2000.
  2.1(2)     Agreement and Plan of Reorganization by and among
             Registrant, Acuity Corp., Ribeye Acquisition Corp. and
             certain stockholders of Acuity Corp., dated September 10,
             1999.
  3.3(2)     Registrant's Restated Certificate of Incorporation.
  3.5(2)     Registrant's Amended and Restated Bylaws.
  4.1(2)     Reference is made to Exhibits 3.3 and 3.5.
  4.2(2)     Specimen Common Stock certificate.
  4.3(2)     Registrant's Amended and Restated Investors Rights
             Agreement, dated November 10, 1999.
 10.1(2)     Form of Indemnification Agreement entered into between
             Registrant and each of its directors and officers.
 10.2(2)     1995 Stock Option Plan and forms of agreements thereunder.
 10.3(2)     1999 Stock Incentive Plan and forms of agreements
             thereunder.
 10.4(2)     Employee Stock Purchase Plan.
 10.5(2)     1999 Director Option Plan.
 10.6(2)     Light Industrial Lease between Registrant and Teachers
             Insurance and Annuity Association of America, dated October
             6, 1995.
 10.7(2)     Sublease between Registrant and Oryx Technology Corporation and SurgX Corporation, dated October 1, 1999.
 10.8(2)+    Software Distribution Agreement dated May 5, 1997, between
             Nabnasset Corporation and Lucent Technologies Inc.
 10.10(2)+   Authorized OEM/Reseller Agreement dated December 22, 1998, between Registrant and Brightware, Inc.
 10.11(2)    Employment agreement between Registrant and Alan Anderson, dated May 23, 1995 and Notice of Grant of Stock Option.
 10.12(2)    Employment agreement between Registrant and John Burke,
             dated June 11, 1999.
 10.13(2)    Loan and Security Agreement between Registrant and Silicon
             Valley Bank, dated September 18, 1998.
 10.14(2)    Sublease Agreement between Pavilion Technologies, Inc. and
             Acuity Corp., dated December 19, 1996.
 10.15(3)+   Authorized OEM/Reseller Agreement between Quintus
             Corporation and Lipstream Networks, Inc., dated December 3,
             1999.
 10.16(3)    Sublease between Quintus Corporation and Advanced Radio
             Telecom Corp., dated December 13, 1999, and Corresponding
             Master Lease.
 10.17(3)    Second Amendment to OEM/Reseller Agreement between Quintus
             Corporation and Brightware, Inc., dated December 22, 1999.
 10.18+      Amendment No. 5 to the Software Distribution Agreement
             Between Lucent Technologies Inc. and Quintus Corporation
             dated February 23, 2000

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 21.1        Subsidiaries of the Registrant
 23.1        Consent of Deloitte & Touche LLP
 23.2        Consent of Ernst & Young LLP
 24.1        Power of attorney (see signatures page)
 27.1        Financial Data Schedule.

---------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4/A filed April 11, 2000.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 15, 1999.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.

 + Portions of these exhibits have been omitted pursuant to requests for confidential treatment.