Form 10-Q
period 2000-06-30
QUINTUS CORP
filed 2000-08-14
CIK 1024678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 39,997,348.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              QUINTUS CORPORATION

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Balance Sheets as of June 30, 2000
         and March 31, 2000..........................................    1
         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the Three Months Ended June 30, 2000
         and 1999....................................................    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 2000 and 1999...................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Qualitative and Quantitative Disclosures About Market
         Risk........................................................   17

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 3.  Defaults Upon Senior Securities.............................   18
Item 4.  Submission of Matters to a Vote of Securities Holders.......   18
Item 5.  Other Information...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   18
Signature............................................................   21

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUINTUS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    MARCH 31,
                                                                2000        2000
                                                              --------    ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 18,888    $ 21,867
  Short-term investments....................................    38,436      37,209
  Accounts receivable, less allowance for doubtful accounts
     of $1,663 and $1,323...................................    30,041      22,580
  Prepaid expenses and other assets.........................     1,251       2,072
                                                              --------    --------
          Total current assets..............................    88,616      83,728
Property and equipment, net.................................     6,103       5,061
Purchased technology, less accumulated amortization of
  $3,725 and $3,279.........................................     3,287       1,421
Intangible assets, less accumulated amortization of $16,793
  and $7,925................................................   290,995      41,583
Other assets................................................     6,397         327
                                                              --------    --------
          Total assets......................................  $395,398    $132,120
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  4,193    $  6,383
  Accrued compensation and related benefits.................     4,393       4,011
  Other accrued liabilities.................................     3,148       2,803
  Deferred revenue..........................................     9,977       7,668
  Current portion of capital lease obligations..............       189         177
  Current portion of long-term debt.........................       692         730
                                                              --------    --------
          Total current liabilities.........................    22,592      21,772
Capital lease obligations, less current portion.............       506         300
Long-term debt, less current portion........................       695         934
Commitment (Note 4)
STOCKHOLDER'S EQUITY:
  Convertible preferred stock, $0.001 par value; authorized
     shares -- 10,000,000 in June 2000 and March 2000;
     issued and outstanding shares -- none in June 2000 and
     March 2000.............................................        --          --
  Common stock, $0.001 par value; authorized
     shares -- 100,000,000 in June 2000 and March 2000;
     issued and outstanding shares -- 39,802,210 in June
     2000 and 33,478,191 in March 2000......................        39          33
  Additional paid-in capital................................   440,254     161,632
  Notes receivable from stockholders........................    (5,104)       (223)
  Deferred compensation.....................................    (1,787)     (2,076)
  Accumulated other comprehensive loss......................      (130)        (98)
  Accumulated deficit.......................................   (61,667)    (50,154)
                                                              --------    --------
          Total stockholders' equity........................   371,605     109,114
                                                              --------    --------
          Total liabilities and stockholders' equity........  $395,398    $132,120
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

                              QUINTUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
REVENUES:
  License...................................................  $ 13,669    $ 6,126
  Service...................................................     4,831      4,167
                                                              --------    -------
          Total revenues....................................    18,500     10,293
COST OF REVENUES:
  License...................................................        26        218
  Service...................................................     4,167      2,421
                                                              --------    -------
          Total cost of revenues............................     4,193      2,639
                                                              --------    -------
Gross profit................................................    14,307      7,654
OPERATING EXPENSES:
  Sales and marketing.......................................     9,142      4,314
  Research and development..................................     4,815      1,873
  General and administrative................................     2,448        998
  Amortization of intangibles...............................     9,315        796
  Acquired in-process technologies..........................       606         --
  Stock-based compensation..................................       189        169
                                                              --------    -------
          Total operating expenses..........................    26,515      8,150
                                                              --------    -------
Loss from operations........................................   (12,208)      (496)
OTHER INCOME (EXPENSE):
  Interest expense..........................................      (288)      (195)
  Interest income...........................................       983          1
                                                              --------    -------
                                                                   695       (194)
Net loss....................................................   (11,513)      (690)
                                                              ========    =======
OTHER COMPREHENSIVE LOSS:
  Changes in accumulated translation adjustments............       (58)        49
  Changes in unrealized gain on short-term investments......        26         --
                                                              --------    -------
Comprehensive loss..........................................  $(11,545)   $  (641)
                                                              ========    =======
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Basic and diluted net loss per common share.................  $  (0.32)   $ (0.20)
                                                              ========    =======
Shares used in computation, basic and diluted...............    35,631      3,428
                                                              ========    =======

     See accompanying notes to condensed consolidated financial statements.

                              QUINTUS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(11,513)   $  (690)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     9,879      1,115
     Stock based compensation...............................       189        169
     Noncash interest expense...............................       100         --
     Acquired in-process technologies.......................       606         --
     Provision for doubtful accounts........................       200        100
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (6,455)    (2,194)
       Prepaid expenses and other current assets............       784       (722)
       Accounts payable.....................................    (2,183)     1,631
       Accrued compensation and related benefits............       273        (31)
       Other accrued liabilities............................      (160)       (92)
       Deferred revenue.....................................     1,966       (109)
                                                              --------    -------
Net cash used in operating activities.......................    (6,314)      (823)
                                                              --------    -------
INVESTING ACTIVITIES:
  Purchase of business, net of cash acquired................     9,829         --
  Purchase of property and equipment........................      (887)      (295)
  Purchase of short-term investments........................   (21,949)        --
  Maturities of short-term investments......................    20,748         --
  Increase in other assets..................................    (6,068)        (2)
                                                              --------    -------
Net cash provided by (used in) investing activities.........     1,673       (297)
                                                              --------    -------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     1,931        160
  Repurchase of common stock................................        (9)        (5)
  Borrowings (repayment) under bank line of credit..........        --     (4,870)
  Borrowings (repayments of) bank loan......................      (277)     4,530
  Principal payments on capital lease obligations...........       (39)       (13)
                                                              --------    -------
Net cash provided by (used in) financing activities.........     1,606       (198)
                                                              --------    -------
Effect of exchange rate on cash and cash equivalents........        56         --
Net decrease in cash and cash equivalents...................    (2,979)    (1,318)
Cash and cash equivalents at beginning of period............    21,867      1,785
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 18,888    $   467
                                                              ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Cash paid for interest....................................  $    153    $   195
                                                              ========    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock and assumption of options and
     warrants for the acquisition of Mustang.com............  $271,825    $    --
  Unrealized gain on short-term investments.................  $     26    $    --
  Issuance of common stock for notes receivable.............  $  4,881    $   165

     See accompanying notes to condensed consolidated financial statements.

                              QUINTUS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Quintus Corporation ("Quintus") and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of its financial position and results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles. The result of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in Quintus' 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 2, 2000.

2. BUSINESS COMBINATIONS

     On May 18, 2000, Quintus completed its acquisition of Mustang.com, Inc. ("Mustang.com"). Mustang.com develops, markets, services and supports the Mustang Message Center, an e-mail management software solution that offers companies and other enterprises the ability to manage their inbound e-mail and Internet-based inquiries in a timely and accurate manner. The transaction was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of Mustang.com have been included in Quintus' consolidated financial statements since the acquisition date. Quintus issued 5,394,143 shares of common stock and assumed options and warrants to purchase 635,916 shares and 40,667 shares of common stock, respectively. The purchase price for the acquisition was $273.9 million, based on capital stock issued, the value of options and warrants assumed, and transaction costs incurred. Quintus recognized a charge for in-process technologies of $606,000 in the quarter ended June 30, 2000. The fair market value of assets acquired and liabilities assumed in the acquisition were as follows (in thousands):

Tangible assets.............................................  $ 13,921
Goodwill and other intangible assets........................   260,593
In-process research and development.........................       606
Liabilities assumed.........................................    (1,182)
                                                              --------
                                                              $273,938
                                                              ========

     Intangible assets consist of purchased technology and assembled workforce of $3.3 million which are being amortized over four years, trademark and trade name and customer related intangibles of $3.5 million which are being amortized over two and a half years, and goodwill of $253.8 million which are being amortized over five years. The in-process research and development of $606,000 was expensed upon acquisition.

     The acquired technology provides a comprehensive framework to manage high volumes of e-mail and Internet based customer interactions. The in-process research and development represents technology which has not yet reached technological feasibility and does not have alternative future uses. This amount was charged to Quintus' operations during the quarter ended June 30, 2000. The in-process research and development was identified and valued through extensive interviews and discussions with Quintus and Mustang.com management and the analysis of data provided by Mustang.com concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income forecast method, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each in-process research and development project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects. The Company is in the process of incorporating certain aspects of the acquired in-process technologies to the Company's eContact Suite version 5.6 which is expected to be released in November 2000.

                              QUINTUS CORPORATION

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

Tangible assets.............................................  $ 3,616
Goodwill and other intangible assets........................   44,609
In-process research and development.........................    3,000
Liabilities assumed.........................................   (4,079)
                                                              -------
                                                              $47,146
                                                              =======

     Intangible assets consist of purchased technology and assembled workforce of $1.4 million which are being amortized over four years, trademark and trade name, customer related intangibles and goodwill of $43.2 million which are being amortized over five years. The in-process research and development of $3.0 million was expensed upon acquisition.

     The acquired technology provides a comprehensive framework to manage internet-based customer interactions, including Web self-service, Web chat, browser-based collaboration and Web-call back. The in-process research and development represents technology which has not yet reached technological feasibility and does not have alternative future uses. The estimated value of this in-process technology of $3.0 million was charged to Quintus' operations during the quarter ended December 31, 1999. The in-process research and development was identified and valued through extensive interviews and discussions with Quintus and Acuity management and the analysis of data provided by Acuity concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income forecast method, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each in-process research and development project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects. The Company is in the process of incorporating certain aspects of the acquired in-process technology to the Company's eContact Suite version 5.5.1 which is expected to be released in September 2000.

     The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2000 and 1999 assume the acquisition of Mustang.com and Acuity occurred as of the beginning of each period. The one-time $606,000 and $3.0 million charge for purchased in-process technology from Mustang.com and Acuity, respectively, were excluded from the pro forma results as they were material nonrecurring charges.

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
Revenues....................................................  $ 19,216    $ 12,395
Net loss from operations....................................   (18,517)    (18,540)
Loss per share..............................................  $  (0.48)   $  (1.71)

                              QUINTUS CORPORATION

3. COMMON STOCK AND NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
Net loss (numerator)........................................  $(11,513)   $ (690)
                                                              ========    ======
Shares (denominator):
  Weighted average common shares outstanding................    36,648     4,280
  Weighted average common shares outstanding subject to
     repurchase.............................................    (1,017)     (852)
                                                              --------    ------
Shares used in computation, basic and diluted...............    35,631     3,428
                                                              ========    ======
Loss per share, basic and diluted...........................  $  (0.32)   $(0.20)
                                                              ========    ======

     For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                                     JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------   ----------
Convertible preferred stock.................................         --   16,575,515
Shares of common stock subject to repurchase................  1,053,537      817,967
Outstanding options.........................................  4,556,767    2,026,789
Outstanding warrants........................................    758,889    1,047,645
                                                              ---------   ----------
                                                              6,369,193   20,467,916
                                                              =========   ==========

4. COMMITMENT

     On June 23, 2000, the Company entered into a 10 year lease commitment of approximately 103,000 square feet of office space for its new worldwide headquarters in Dublin, California. The estimated lease commencement date is November 22, 2000. Future rental payments approximate $3.4 million per year with an increase of four percent each year. In conjunction with the lease, the Company established two $3.0 million letters of credit for a total of $6.0 million with a financial institution as collateral for the lease, subject to reduction based on the financial performance of the Company during the term of the lease. The amount is included in other assets as of June 30, 2000.

5. NOTES RECEIVABLE FROM STOCKHOLDERS

     On April 27, 2000 the Company loaned an officer $4,880,700 for the exercise of 550,000 stock options. The Company entered into a stock pledge agreement with the officer and became the holder of a full-recourse promissory note from the officer in the amount of $4,880,700 bearing interest at 6.71%, compounded annually. Principal and interest are due on April 26, 2004.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it

                              QUINTUS CORPORATION
qualifies for hedge accounting. SFAS No. 133 will be effective for Quintus' fiscal year ending March 31, 2002. Management believes that this statement will not have a significant impact on Quintus' financial position, results of operations or cash flows.

     In December 1999, the Securities Exchange Commissions ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for Quintus' fiscal year ending March 31, 2001. The Company is in the process of evaluating the effects, if any, of SAB 101.

7. SIGNIFICANT CUSTOMERS

     Three customers accounted for 16.2%, 11.8%, and 10.6% of total revenues in the first quarter of fiscal 2001, respectively. One unrelated customer accounted for 19.7% of total revenues in the first quarter of fiscal 2000.

     Two customers accounted for 17.8% and 11.3% of accounts receivable at June 30, 2000, respectively. One unrelated customer accounted for 18.4% of accounts receivable at June 30, 1999.

8. LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Quintus' actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors."

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

     Quintus sells its products to customers in North and South America, Europe, South Africa and Asia Pacific through a direct sales force and indirectly through resellers and distribution partners. All of Quintus' sales are denominated in U.S. dollars. International revenues accounted for 16.6% of total revenues in the first quarter of fiscal 2001. Quintus intends to establish additional distribution relationships with partners outside of the United States, and it expects international revenues to continue to increase as a percentage of its total revenues in the future. Quintus also expects that sales of its products to a limited number of parties will continue to account for a large percentage of total revenues for the foreseeable future.

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

     As a result of this alliance, Quintus anticipates that its cost of revenues will increase by the reseller fee incurred from selling Siebel's eBusiness Applications, thereby, decreasing the gross margin percentage. However, the gross profit may or may not change significantly due to the level of total license and service revenues generated.

RESULTS OF OPERATIONS

     The following sets forth Quintus' results of operations as a percentage of total revenues. The results of operations as a percentage of total revenues for the three months ended June 30, 1999 do not include the operations of Mustang.com and Acuity as they were acquired in May 2000 and November 1999, respectively.

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
Revenues:
  License...................................................    73.9%       59.5%
  Service...................................................    26.1        40.5
                                                               -----       -----
          Total revenues....................................   100.0       100.0
Cost of Revenues:
  License...................................................     0.2         2.1
  Service...................................................    22.5        23.5
                                                               -----       -----
          Total cost of revenues............................    22.7        25.6
                                                               -----       -----
Gross profit................................................    77.3        74.4
Operating Expenses:
  Sales and marketing.......................................    49.4        41.9
  Research and development..................................    26.0        18.2
  General and administrative................................    13.2         9.7
  Amortization of intangibles...............................    50.4         7.7
  Acquired in-process technologies..........................     3.3          --
  Stock-based compensation..................................     1.0         1.7
                                                               -----       -----
          Total operating expenses..........................   143.3        79.2
                                                               -----       -----
Loss from operations........................................   (66.0)       (4.8)
Other income (expense), net.................................     3.8        (1.9)
                                                               -----       -----
Net loss....................................................   (62.2)%      (6.7)%
                                                               =====       =====

REVENUES

     Total Revenues. Total revenues in the first quarter of fiscal 2001 increased 79.7% to $18.5 million from $10.3 million in the first quarter of fiscal 2000.

     License. License revenues in the first quarter of fiscal 2001 increased 123.1% to $13.7 million from $6.1 million in the first quarter of fiscal 2000. The increase in license revenues in fiscal 2001 from fiscal 2000 was primarily due to an increase in the number of licenses sold to new and existing customers and increased sales generated by Quintus' expanded sales force. The increase in the number of licenses was primarily due to increased market acceptance of Quintus' products, both in the United States and internationally.

     Service. Service revenues in the first quarter of fiscal 2001 increased 15.9% to $4.8 million from $4.2 million in the first quarter of fiscal 2000. The increase was primarily due to growth in Quintus' installed base of customers with a maintenance contract and maintenance renewals from products licensed in prior periods. Service revenues decreased to 26.1% as a percentage of total revenues in the first quarter of fiscal 2001 from 40.5% in the first quarter of fiscal 2000. Quintus expects service revenues as a percentage of total revenues to decrease in the future due to the growth of license revenues.

COST OF REVENUES

     License. Cost of licenses consists primarily of royalties, product packaging, documentation, and production. Cost of licenses decreased 88.1% to $26,000 in the first quarter of fiscal 2001 from $218,000 in the first quarter of fiscal 2000. Cost of licenses as a percentage of license revenues decreased to 0.2% in the first quarter of fiscal 2001 from 3.6% in the first quarter of fiscal 2000. The decrease in fiscal 2001 was primarily due to a decrease in sales of third-party license revenues and the resulting decrease in third-party royalty payments. The cost of licenses may vary significantly in the future, depending on the mix of internally developed and third-party products.

     Service. Cost of services consists primarily of personnel costs and third-party consulting fees associated with implementation, customization, maintenance and other support services. Cost of services increased 72.1% to $4.2 million in the first quarter of fiscal 2001 from $2.4 million in the first quarter of fiscal 2000, representing 86.3% and 58.1% of service revenues, respectively. The dollar increase was primarily due to the number of third-party consultants Quintus engaged to provide consulting and implementation of its products and an increase in its installed base for its maintenance contracts. Cost of services as a percentage of service revenues increased primarily due to a decrease in margins for service revenues. Cost of services as a percentage of service revenues may vary between periods due to the mix of services provided and the resources used to provide these services.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, public relations, marketing materials, and trade shows. Sales and marketing expenses increased 111.9% to $9.1 million in the first quarter of fiscal 2001 from $4.3 million in the first quarter of fiscal 2000, representing 49.4% and 41.9% of total revenues, respectively. The dollar and percentage of total revenues increases were primarily due to the expansion of Quintus' worldwide sales and marketing organization, which increased to 141 employees in the first quarter of fiscal 2001 from 62 employees in the first quarter of fiscal 2000, an increase in sales commissions associated with increases in revenues and higher marketing costs due to expanded advertising and promotional activities. Quintus intends to invest substantial resources to expand its direct sales force and other distribution channels, to establish additional sales offices in the United States and internationally, and to conduct marketing programs to support its existing and new product offerings. As a result, sales and marketing expenses in absolute dollar are expected to increase in future periods.

     Research and Development. Research and development expenses consist primarily of personnel and related expenses associated with the development of new products, the enhancement and localization of existing products, and quality assurance and testing costs incurred prior to commercial production. Research and development expenses increased 157.1% to $4.8 million in the first quarter of fiscal 2001 from $1.9 million in the first quarter of fiscal 2000, representing 26.0% and 18.2% of total revenues, respectively. The dollar and percentage of total revenues increases were primarily due to increases in personnel, which increased to 115 employees in the first quarter of fiscal 2001 from 51 employees in the first quarter of fiscal 2000. Quintus anticipates that research and development expenses in absolute dollars will continue to increase in future periods. To date, all research and development costs have been expensed as incurred.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and human resource employees, as well as accounting, legal, other professional fees and allowance for doubtful accounts. General and administrative expenses increased 145.3% to $2.4 million in the first quarter of fiscal 2001 from $998,000 in the first quarter of fiscal 2000, representing 13.2% and 9.7% of total revenues, respectively. The dollar and percentage of total revenues increases were primarily due to increases in personnel, which increased to 53 employees in the first quarter of fiscal 2001 from 26 employees in the first quarter of fiscal 2000, and associated expenses necessary to manage and support Quintus' increased scale of operations and expenses related to being a public company. Quintus currently expects general and administrative expenses in absolute dollars to increase in the future as it continues to expand its infrastructure.

     Amortization of Intangibles. Amortization of intangibles represents costs arising from Quintus' acquisition of Mustang.com in May 2000, its acquisition of Acuity in November 1999, and its acquisition of Nabnasset in November 1997. Amortization is recorded on a straight-line basis over a period of three to five years ending May 2005. Amortization of intangibles was $9.3 million and $796,000 in the first quarter of fiscal 2001 and fiscal 2000, respectively, representing 50.4% and 7.7% of total revenues, respectively.

     Acquired In-Process Technologies. In May 2000, Quintus acquired Mustang.com for $273.9 million based on capital stock issued, the value of options and warrants assumed, and transaction costs incurred. This transaction was accounted for as a purchase. In this acquisition acquired technology included both existing technology and in-process research and development. The valuation of acquired technology was made by applying the income forecast method, which considers the present value of cash flows by product lines. Acquired in-process technologies of $606,000 were charged to operations in the first quarter of fiscal 2001, as the technologies did not have alternative future uses as of the date of the acquisition. There were no acquired in-process technologies in the first quarter of fiscal 2000.

     Stock-Based Compensation. During the first quarter of fiscal 2001 and fiscal 2000, Quintus recorded deferred stock-based compensation of zero and $710,000 relating to stock options granted to employees, respectively. Such amounts represent the difference between the exercise price and the deemed fair market value of Quintus' common stock at the date of grant. These amounts are being amortized over the vesting periods of the granted options. Quintus recognized $189,000 and $169,000 of stock-based compensation in operating expenses in the first quarter of fiscal 2001 and 2000, respectively.

     Other Income (Expense), Net. Other net income of $695,000 in the first quarter of fiscal 2001 consisted primarily of interest income from Quintus' investments of initial public offering proceeds in short-term investments. Other expense of $194,000 in the first quarter of fiscal 2000 was primarily due to Quintus' line of credit with a financial institution, which was repaid in full during the third quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, Quintus' principal source of liquidity was approximately $57.3 million of cash, cash equivalents and short-term investments.

     Cash used in operating activities was $6.3 million and $823,000 in the first of fiscal 2001 and fiscal 2000, respectively. Cash used in the first quarter of fiscal 2001 was primarily due to a net loss of $11.5 million, an increase in accounts receivable, and a decrease in accounts payable, offset in part by depreciation and amortization expenses. Cash used in the first quarter of fiscal 2000 was primarily due to an increase in accounts receivable, offset in part by an increase in accounts payable and depreciation and amortization expenses.

     Cash provided by (used in) investing activities was $1.7 million and ($297,000) in the first quarter of fiscal 2001 and fiscal 2000, respectively. Cash provided by investing activities in the first quarter of fiscal 2001 was primarily due to cash acquired from the acquisition of Mustang.com, offset in part by an increase in other assets due to the letters of credit totaling $6.0 million for collateral on a facility lease. Cash used in investing activities in the first quarter of fiscal 2000 was primarily due to purchases of property and equipment.

     Cash provided by (used in) financing activities was $1.6 million and ($198,000) in the first quarter of fiscal 2001 and fiscal 2000, respectively. Cash provided by financing activities in the first quarter of fiscal 2001 consisted primarily of net proceeds from the issuance of common stock, offset in part by principal repayments of Quintus' bank loans. Cash used in financing activities in the first quarter of fiscal 2000 was primarily due to principal repayments of Quintus' bank line of credit, offset in part by bank borrowings.

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

     Quintus has not had a profitable quarter and it cannot assure you that it will become profitable. Quintus expects to increase its sales and marketing, research and development, and other expenses as it attempts to grow its business. As a result, Quintus will need to generate significant revenues to become profitable, which it may be unable to do. If Quintus fails to become profitable, the trading price of its common stock could decline significantly. Quintus has funded its operations through the sale of equity securities, borrowings and the sale of its products and services. Quintus incurred net losses of $11.5 million and $690,000 in the first quarter of fiscal 2001 and 2000, respectively. As of June 30, 2000, Quintus had an accumulated deficit of $61.7 million. In addition, in May 2000, Quintus acquired Mustang.com which had incurred net losses of $245,000, $906,000, and $1.2 million in the three months ended March 31, 2000 and in years ended December 31, 1999 and 1998, respectively. Mustang.com had an accumulated deficit of $7.5 million as of March 31, 2000. In November 1999, Quintus acquired Acuity which had incurred net losses of $4.6 million, $7.7 million, and $6.6 million in the nine months ended September 30, 1999 and in years ended December 31, 1998 and 1997, respectively. Acuity had an accumulated deficit of $25.3 million as of September 30, 1999. In connection with its acquisitions of Mustang.com and Acuity, Quintus recorded approximately $305.2 million of goodwill and intangible assets, which will be amortized on a monthly basis over periods of two and a half to five years. In connection with the acquisitions of Mustang.com and Acuity, Quintus recognized a charge for in-process technologies of approximately $606,000 and $3.0 million in the quarter ending June 30, 2000 and December 31, 1999, respectively.

QUINTUS' RESULTS OF OPERATIONS MAY SUFFER IF IT ENCOUNTERS TECHNICAL DIFFICULTIES, DELAYS AND UNFORESEEN EXPENSES AS IT FURTHER DEVELOPS ITS ECONTACT SUITE

     Quintus has been selling and implementing its integrated eContact suite and the components for managing email and Internet-based customer interactions for only a limited period of time. Quintus has also recently integrated Mustang.com's Mustang Message Center and Acuity's WebCenter and WebACD products into its eContact suite. Quintus may encounter technical difficulties, delays and unforeseen expenses as Quintus integrates these and other functionalities into its eContact suite and continues its development efforts. Such differences or delays could harm Quintus' results of operations.

IF IMPLEMENTATIONS OF THE QUINTUS ECONTACT SUITE SUFFER PROBLEMS OR DELAYS, QUINTUS' REPUTATION AND FUTURE OPERATING RESULTS MAY BE HARMED

     To successfully implement its eContact suite, Quintus must integrate eContact with a wide variety of complex systems currently used by its customers. If these implementations meet with significant technological obstacles, Quintus may be forced to spend additional resources, harming its operating results. If the ease and speed of these implementations do not meet the expectations of its customers, Quintus' reputation and ability to sell its eContact suite will be harmed.

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

     Quintus depends upon a limited number of large sales for a substantial portion of its revenues in each quarter. For example, in the first quarter of fiscal 2001, its three largest customers accounted for 16.2%, 11.8%, and 10.6% of its total revenues, respectively. Quintus' failure to successfully close one or more large sales in any particular period could cause its revenues to drop quickly and unexpectedly. Quintus expects to continue to be dependent upon a limited number of customers for a significant portion of its revenues, and these customers are expected to vary from period-to-period. The loss of prospective major customers could result in its failure to meet quarterly revenue expectations, causing the trading price of its common stock to fall.

QUINTUS RELIES HEAVILY ON ITS INDIRECT DISTRIBUTION CHANNELS

     The loss of a reseller, the failure of a reseller to sell its products, or its failure to attract and retain qualified new resellers in the future could harm Quintus' business. Typically its resellers do not have minimum purchase or resale obligations, can cease marketing Quintus' products at any time, and may offer competing products. Quintus intends to expand its indirect distribution channels by establishing additional relationships with resellers and distribution partners. Competition for these relationships is intense, and Quintus may be unable to establish relationships on favorable terms, if at all. Even if Quintus is successful in establishing these relationships, they may not substantially increase its revenues.

QUINTUS FACES A NUMBER OF RISKS RELATED TO QUINTUS' RECENT ACQUISITIONS OF MUSTANG.COM AND ACUITY, AND QUINTUS MAY FACE SIMILAR RISKS IN THE FUTURE IF QUINTUS ACQUIRES OTHER BUSINESSES OR TECHNOLOGIES

     In May 2000 and November 1999, Quintus acquired Mustang.com, a company located in Bakersfield, California and Acuity, a company located in Austin, Texas, respectively. Quintus previously had no other operations in either of these two locations. Quintus is currently integrating Mustang.com's products, personnel, and systems, and unknown complications could arise in the future. Although Quintus' integration of Acuity's products, personnel and systems is largely complete, unknown complications could arise in the future. If difficulties stemming from these integrations arise in the future, Quintus' business and operating results are likely to suffer. In addition, the acquisition of Mustang.com was Quintus' fourth acquisition within the last four years, and it may make more acquisitions in the future. If Quintus is unable to integrate effectively any newly acquired businesses, technologies or products, Quintus' operating results could suffer. Integrating any newly acquired businesses, technologies or products may be expensive and time-consuming. Future acquisitions could also result in large and immediate write-offs for in-process research and development, increased amortization charges or the incurrence of debt and contingent liabilities. To finance acquisitions, Quintus may need to raise additional funds through public or private financings. Additional funds may not be available on favorable terms, or at all, and, in the case of equity financings, may result in dilution to Quintus shareholders. Moreover, Quintus may not be able to operate any acquired businesses profitably or otherwise implement its growth strategy successfully.

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

BECAUSE THE SALES CYCLE FOR QUINTUS' PRODUCTS CAN BE QUITE LENGTHY, IT IS DIFFICULT FOR QUINTUS TO PREDICT WHEN OR WHETHER A SALE WILL BE MADE

     The timing of Quintus' revenues is difficult to predict in large part due to the length and variability of the sales cycle for its products. Companies often view the purchase of Quintus' products as a significant and strategic decision. As a result, companies tend to take significant time and effort evaluating Quintus' products. The amount of time and effort depends in part on the size and the complexity of the deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three to nine months. During this time Quintus may incur substantial sales and marketing expenses and expend significant management efforts. Quintus does not recoup these investments if the prospective customer does not ultimately license its product.

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

QUINTUS' FAILURE TO MANAGE ITS RAPID GROWTH COULD INCREASE ITS COSTS AND HARM ITS BUSINESS

     Quintus has experienced rapid growth and plans to continue to significantly expand its operations. Quintus may not be able to manage this growth effectively, which would impair its ability to attract and service customers and cause it to incur higher operating costs. Expanding its operations has placed a significant strain on its personnel and other resources. Its revenues have grown to $18.5 million in the first quarter of fiscal 2001 from $10.3 million in the first quarter of fiscal 2000. Quintus' headcount increased to 402 as of June 30, 2000 from 181 employees as of June 30, 1999. To manage its growth effectively, Quintus may need to further improve its operational, financial and management systems. Quintus cannot assure you that it will improve these systems adequately.

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

ALTHOUGH QUINTUS HAS TAKEN MEASURES TO PROTECT ITS INTELLECTUAL PROPERTY, ITS COMPETITIVE POSITION MAY SUFFER IF THESE MEASURES PROVE TO BE INADEQUATE

     Third parties may infringe or misappropriate Quintus' copyrights, trademarks and similar proprietary rights. Quintus cannot be certain that the steps it has taken to prevent the misappropriation of its intellectual property are adequate, particularly in foreign countries where the laws may not protect its proprietary rights as fully as in the United States. Quintus relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. In addition, Quintus enters into confidentiality agreements with its employees and certain customers, vendors and strategic partners. Quintus cannot assure you that any patents will be issued from applications it has filed or that any of its issued patent will protect its intellectual property. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to Quintus.

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

ANTI-TAKEOVER PROVISIONS IN QUINTUS CHARTER DOCUMENTS, AS WELL AS PROVISIONS OF EMPLOYMENT AGREEMENTS OF SOME OF ITS KEY EXECUTIVE OFFICERS, COULD PREVENT OR DELAY A CHANGE IN CONTROL OF QUINTUS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2000, Quintus had an outstanding balance of $1.4 million in loans with interest rates ranging from 8.25% to 10.00%. A 10.00% movement in market interest rates would not significantly impact Quintus' financial position or results of operations.

     Quintus' interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its funds are invested in instruments with maturity of less than two years. Quintus' policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Funds in excess of current operating requirements are primarily invested in obligations of large corporations. Due to the nature of Quintus' investments, its has concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Changes in Securities

     On June 13, 2000, Quintus issued 44,393 shares of common stock pursuant to the exercise of warrants previously issued to stockholders of Quintus. Quintus received $99,999 in connection with these warrant exercises.

     The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. With regard to the sales of securities exempted by Section 4(2) of the Securities Act, the recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) EXHIBITS

     EXHIBIT
     NUMBER                             DESCRIPTION
    ---------                           -----------
     2.2(2)     Agreement and Plan of Merger between the Registrant and
                Mustang.com, Inc., dated February 25, 2000.
     2.1(3)     Agreement and Plan of Reorganization by and among
                Registrant, Acuity Corp., Ribeye Acquisition Corp. and
                certain stockholders of Acuity Corp., dated September 10,
                1999.
     3.3(3)     Registrant's Restated Certificate of Incorporation.
     3.5(3)     Registrant's Amended and Restated Bylaws.
     4.1(3)     Reference is made to Exhibits 3.3 and 3.5.
     4.2(3)     Specimen Common Stock certificate.
     4.3(3)     Registrant's Amended and Restated Investors Rights
                Agreement, dated November 10, 1999.
    10.1(3)     Form of Indemnification Agreement entered into between
                Registrant and each of its directors and officers.
    10.2(3)     1995 Stock Option Plan and forms of agreements thereunder.
    10.3(3)     1999 Stock Incentive Plan and forms of agreements
                thereunder.
    10.4(3)     Employee Stock Purchase Plan.

     EXHIBIT
     NUMBER                             DESCRIPTION
    ---------                           -----------
    10.5(3)     1999 Director Option Plan.
    10.6(3)     Light Industrial Lease between Registrant and Teachers
                Insurance and Annuity Association of America, dated October
                6, 1995.
    10.7(3)     Sublease between Registrant and Oryx Technology Corporation and SurgX Corporation, dated October 1, 1999.
    10.8(3)+    Software Distribution Agreement dated May 5, 1997, between
                Nabnasset Corporation and Lucent Technologies Inc.
    10.10(3)+   Authorized OEM/Reseller Agreement dated December 22, 1998, between Registrant and Brightware, Inc.
    10.11(3)    Employment agreement between Registrant and Alan Anderson, dated May 23, 1995 and Notice of Grant of Stock Option.
    10.12(3)    Employment agreement between Registrant and John Burke,
                dated June 11, 1999.
    10.13(3)    Loan and Security Agreement between Registrant and Silicon
                Valley Bank, dated September 18, 1998.
    10.14(3)    Sublease Agreement between Pavilion Technologies, Inc. and
                Acuity Corp., dated December 19, 1996.
    10.15(4)+   Authorized OEM/Reseller Agreement between Registrant and
                Lipstream Networks, Inc., dated December 3, 1999.
    10.16(4)    Sublease between Registrant and Advanced Radio Telecom
                Corp., dated December 13, 1999, and Corresponding Master
                Lease.
    10.17(4)    Second Amendment to OEM/Reseller Agreement between
                Registrant and Brightware, Inc., dated December 22, 1999.
    10.18(1)+   Amendment No. 5 to the Software Distribution Agreement
                Between Registrant and Lucent Technologies Inc. dated
                February 23, 2000.
    10.19       Master lease between Registrant and Koll Dublin Corporate
                Center L.P., date June 23, 2000.
    10.20       Employment agreement between Registrant and Paul Bartlett, dated April 27, 2000.
    10.21       Agreement of Merger Between Registrant and Mustang.com, Inc.
                dated May 18, 2000.
    10.22       Promissory Note Between Registrant and Paul Bartlett dated
                April 27, 2000.
    21.1(1)     Subsidiaries of the Registrant.
    27.1        Financial Data Schedule.

---------------
(1) Incorporated herein by reference to the Registrant's 2000 Annual Report on Form 10-K filed June 2, 2000.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4/A filed April 11, 2000.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 15, 1999.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.

 + Portions of these exhibits have been omitted pursuant to requests for confidential treatment.

(b) REPORTS ON FORM 8-K

     On May 3, 2000, Quintus filed a report on Form 8-K to supplement the proxy statement filed on April 11, 2000 in connection with the acquisition of Mustang.com. On May 25, 2000, Quintus filed a report on Form 8-K to announce the completion of its acquisition of Mustang.com.

                              QUINTUS CORPORATION

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                          QUINTUS CORPORATION

Date: August 14, 2000                     By:      /s/ SUSAN SALVESEN
                                            ------------------------------------
                                                       Susan Salvesen
                                                Chief Financial Officer and
                                                          Secretary
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
 2.2(2)     Agreement and Plan of Merger between the Registrant and
            Mustang.com, Inc., dated February 25, 2000.
 2.1(3)     Agreement and Plan of Reorganization by and among
            Registrant, Acuity Corp., Ribeye Acquisition Corp. and
            certain stockholders of Acuity Corp., dated September 10,
            1999.
 3.3(3)     Registrant's Restated Certificate of Incorporation.
 3.5(3)     Registrant's Amended and Restated Bylaws.
 4.1(3)     Reference is made to Exhibits 3.3 and 3.5.
 4.2(3)     Specimen Common Stock certificate.
 4.3(3)     Registrant's Amended and Restated Investors Rights
            Agreement, dated November 10, 1999.
10.1(3)     Form of Indemnification Agreement entered into between
            Registrant and each of its directors and officers.
10.2(3)     1995 Stock Option Plan and forms of agreements thereunder.
10.3(3)     1999 Stock Incentive Plan and forms of agreements
            thereunder.
10.4(3)     Employee Stock Purchase Plan.
10.5(3)     1999 Director Option Plan.
10.6(3)     Light Industrial Lease between Registrant and Teachers
            Insurance and Annuity Association of America, dated October
            6, 1995.
10.7(3)     Sublease between Registrant and Oryx Technology Corporation and SurgX Corporation, dated October 1, 1999.
10.8(3)+    Software Distribution Agreement dated May 5, 1997, between
            Nabnasset Corporation and Lucent Technologies Inc.
10.10(3)+   Authorized OEM/Reseller Agreement dated December 22, 1998, between Registrant and Brightware, Inc.
10.11(3)    Employment agreement between Registrant and Alan Anderson, dated May 23, 1995 and Notice of Grant of Stock Option.
10.12(3)    Employment agreement between Registrant and John Burke,
            dated June 11, 1999.
10.13(3)    Loan and Security Agreement between Registrant and Silicon
            Valley Bank, dated September 18, 1998.
10.14(3)    Sublease Agreement between Pavilion Technologies, Inc. and
            Acuity Corp., dated December 19, 1996.
10.15(4)+   Authorized OEM/Reseller Agreement between Registrant and
            Lipstream Networks, Inc., dated December 3, 1999.
10.16(4)    Sublease between Registrant and Advanced Radio Telecom
            Corp., dated December 13, 1999, and Corresponding Master
            Lease.
10.17(4)    Second Amendment to OEM/Reseller Agreement between
            Registrant and Brightware, Inc., dated December 22, 1999.
10.18(1)+   Amendment No. 5 to the Software Distribution Agreement
            Between Registrant and Lucent Technologies Inc. dated
            February 23, 2000.
10.19       Master lease between Registrant and Koll Dublin Corporate
            Center L.P., date June 23, 2000.
10.20       Employment agreement between Registrant and Paul
            Bartlett,dated April 27, 2000.
10.21       Agreement of Merger Between Registrant and Mustang.com, Inc.
            dated May 18, 2000.

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
10.22       Promissory Note Between Registrant and Paul Bartlett dated
            April 27, 2000.
21.1(1)     Subsidiaries of the Registrant.
27.1        Financial Data Schedule.

---------------
(1) Incorporated herein by reference to the Registrant's 2000 Annual Report on Form 10-K filed June 2, 2000.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4/A filed April 11, 2000.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 15, 1999.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2000.

 + Portions of these exhibits have been omitted pursuant to requests for confidential treatment.